Form 10-Q
period 2019-09-30
Atreca, Inc.
filed 2019-11-12
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 001-38935

ATRECA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27‑3723255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Saginaw Drive

Redwood City, CA 94063

(Address of principal executive offices)

(Zip Code)

(650)‑595-2595

(Registrant’s telephone number, including area code)

Unchanged

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	BCEL	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

As of November 12, 2019, the registrant had 22,026,588 shares of Class A common stock, $0.0001 par value per share and 5,934,191 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Atreca, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$166,144	$114,504
Investments	34,894	—
Prepaid expenses and other current assets	5,434	2,721
Total current assets	206,472	117,225
Property and equipment, net	4,740	4,143
Deposits and other	1,506	316
Total assets	$212,718	$121,684
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,757	$1,307
Accrued expenses	4,519	3,008
Other current liabilities	264	247
Total current liabilities	7,540	4,562
Capital lease obligations, net of current portion	65	100
Deferred rent	118	6
Preferred stock warrant liability	—	380
Total liabilities	7,723	5,048
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.0001 par value; 100,000,000 and 32,133,287 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 5,305,513 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $58,892)	—	55,030
Series B convertible preferred stock, $0.0001 par value; 100,000,000 and 18,008,749 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 3,001,421 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $35,000)	—	34,333
Series C1 convertible preferred stock, $0.0001 par value; 50,000,000 and 54,184,549 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 5,007,134 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $70,000)	—	65,691
Series C2 convertible preferred stock, $0.0001 par value; 50,000,000 and 23,605,150 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 3,934,191 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $55,000)	—	54,615
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 650,000,000 and 191,398,492 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 22,025,852 and 2,119,872 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	—
Class B common stock, $0.0001 par value, 50,000,000 and 23,605,150 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 5,934,191 and zero shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	348,942	3,593
Accumulated other comprehensive income (loss)	43	(4)
Accumulated deficit	(143,993)	(96,622)
Total stockholders’ equity (deficit)	204,995	(93,033)
Total liabilities and stockholders’ equity	$212,718	$121,684

-  3  -

Atreca, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Expenses
Research and development	$12,812	$7,820	$40,447	$21,882
General and administrative	4,864	1,875	10,919	4,807
Total expenses	17,676	9,695	51,366	26,689
Interest and other income (expense)
Other income	619	100	1,805	660
Interest income	1,189	23	2,328	112
Interest expense	(1)	(3)	(5)	(7)
Preferred stock warrant liability revaluation	—	(57)	(123)	(30)
Foreign exchange loss	(1)	—	(1)	—
Loss on disposal of property and equipment	—	—	(7)	(1)
Loss before income tax expense	(15,870)	(9,632)	(47,369)	(25,955)
Income tax expense	(1)	—	(2)	(1)
Net loss	$(15,871)	$(9,632)	$(47,371)	$(25,956)
Net loss per share, basic and diluted	$(0.57)	$(4.56)	$(4.03)	$(12.35)
Weighted-average shares used in computing net loss per share, basic and diluted	27,949,682	2,112,180	11,747,825	2,101,030

-  4  -

Atreca, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(15,871)	$(9,632)	$(47,371)	$(25,956)
Other comprehensive income (loss);
Unrealized gain (loss) on fair value of investments	(41)	6	48	27
Unrealized gain (loss) on currency translation	(2)	10	(1)	(14)
Comprehensive loss	$(15,914)	$(9,616)	$(47,324)	$(25,943)

-  5  -

Atreca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended September 30, 2018	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at June 30, 2018	8,306,934	$89,362	2,110,540	$—	$2,629	$(17)	$(75,006)	$(72,394)
Issuance of convertible preferred stock	8,941,325	120,313
Issuance of common stock upon exercise of options	—	—	4,423	—	21	—	—	21
Stock-based compensation	—	—	—	—	343	—	—	343
Unrealized gain on fair value of investments	—	—	—	—	—	6	—	6
Unrealized currency exchange loss	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(9,632)	(9,632)
Balances at September 30, 2018	17,248,259	$209,675	2,114,963	$—	$2,993	$(1)	$(84,638)	$(81,646)

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended September 30, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at June 30, 2019	—	$—	27,947,201	$3	$346,915	$86	$(128,122)	$218,882
Issuance of common stock upon exercise of options	—	—	3,610	—	10	—	—	10
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Issuance of common stock under the Employee Stock Purchase Plan	—	—	9,232	—	133	—	—	133
Stock-based compensation	—	—	—	—	1,878	—	—	1,878
Unrealized loss on fair value of investments	—	—	—	—	—	(41)	—	(41)
Unrealized currency exchange loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(15,871)	(15,871)
Balances at September 30, 2019	—	$—	27,960,043	$3	$348,942	$43	$(143,993)	$204,995

-  6  -

Atreca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (continued)

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
Nine Months Ended September 30, 2018	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2017	8,306,934	$89,362	2,092,040	$—	$2,130	$(14)	$(58,682)	$(56,566)
Issuance of convertible preferred stock	8,941,325	120,313
Issuance of common stock upon exercise of options	—	—	22,923	—	30	—	—	30
Stock-based compensation	—	—	—	—	833	—	—	833
Unrealized gain on fair value of investments	—	—	—	—	—	27	—	27
Unrealized currency exchange loss	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(25,956)	(25,956)
Balances at September 30, 2018	17,248,259	$209,675	2,114,963	$—	$2,993	$(1)	$(84,638)	$(81,646)

						Accumulated
	Convertible				Additional	Other		Total
Nine Months Ended September 30, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	17,248,259	$209,668	2,119,872	$—	$3,593	$(4)	$(96,622)	$(93,033)
Conversion of convertible preferred stock	(17,248,259)	(209,668)	17,248,259	2	209,666	—	—	209,668
Issuance of common stock upon initial public offering, net	—	—	8,452,500	1	130,785	—	—	130,786
Exercise of warrants	—	—	62,936	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	67,244	—	241	—	—	241
Vesting of early exercised stock options	—	—	—	—	8	—	—	8
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	503	—	—	503
Issuance of common stock under the Employee Stock Purchase Plan	—	—	9,232	—	133	—	—	133
Stock-based compensation	—	—	—	—	4,013	—	—	4,013
Unrealized gain on fair value of investments	—	—	—	—	—	48	—	48
Unrealized currency exchange loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(47,371)	(47,371)
Balances at September 30, 2019	—	$—	27,960,043	$3	$348,942	$43	$(143,993)	$204,995

-  7  -

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(47,371)	$(25,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,218	1,027
Loss on disposal of property and equipment	7	1
Stock-based compensation	4,013	832
Preferred stock warrant liability revaluation	123	30
Accretion of discount on investments	(686)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,714)	(61)
Accounts payable	1,450	508
Accrued expenses	1,511	(328)
Other current liabilities	(11)	205
Deferred rent	141	16
Net cash used in operating activities	(42,319)	(23,726)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,822)	(1,326)
Purchase of investments	(84,160)	—
Proceeds from maturities of investments	50,000	22,397
Change in deposits	92	(3)
Net cash provided by (used in) investing activities	(35,890)	21,068
Cash Flows from Financing Activities
Proceeds from issuance of convertible preferred stock, net	—	120,312
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	133	—
Proceeds from exercise of stock options	249	30
Proceeds from initial public offering, net	133,633	—
Principal payments on capital lease obligations	(36)	(40)
Payments of initial offering costs	(2,848)	—
Net cash provided by financing activities	131,131	120,302
Net change in cash, cash equivalents and restricted cash	52,922	117,644
Cash, cash equivalents and restricted cash, beginning of period	114,504	8,242
Cash, cash equivalents and restricted cash, end of period	$167,426	$125,886

-  8 -

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5	$7
Cash paid for income taxes	$1	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Conversion of redeemable convertible preferred stock to common stock	$209,669	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$503	$—
Vesting of early exercised common stock options	$8	$—

-  9 -

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.            Business

Nature of Business

Atreca, Inc. (the “Company”) was incorporated in the State of Delaware on June 11, 2010 (“inception date”), and is located in Redwood City, California. In April 2016, the Company formed a wholly owned subsidiary, Atreca Pte. Ltd., in Singapore. The Company is a biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. The Company's lead product candidate, ATRC-101, is a monoclonal antibody in preclinical development with a novel mechanism of action and target derived from an antibody identified using its discovery platform. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

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

Deferred Offering Cost

Deferred offering cost of $2.8 million, consisting of legal, accounting and other fees and costs related to the IPO, were reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO in June 2019. During the nine months ended September 30, 2019, $2.8 million of the deferred offering costs were paid.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2019 and its results of operations and cash flows for the nine months ended September 30, 2019 and 2018. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The condensed results of operations for the three months ended and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date.

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

-  11 -

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $356,000 and $282,000 are included in prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018, respectively. Contract liabilities of $92,000 and $200,000 are included in other current liabilities as of September 30, 2019 and December 31, 2018, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1,282,000 and $0 as of September 30, 2019 and December 31, 2018, respectively. This amount as of September 30, 2019 is included in deposits and other in the accompanying condensed consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$166,144	$114,504
Restricted cash	1,282	—
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$167,426	$114,504

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

Convertible Preferred Stock Warrants

The Company issued convertible preferred stock warrants, which were exercisable into Series A preferred stock with liquidation preference. The conversion feature was evaluated under ASC Topic 480 Distinguishing liabilities from equity and the warrants were determined to be debt instruments and classified prior to the IPO as liabilities on the consolidated balance sheets. The Company recorded these warrant liabilities at fair value and adjusted the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain

-  12 -

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at one financial institution and were in excess of the Federal Deposit Insurance Corporation insurable limit at September 30, 2019 and December 31, 2018. Additionally, cash and cash equivalents and investments are maintained at a brokerage firm for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and

-  13 -

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02 and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, and ASU 2019-01 (collectively, “Topic 842”), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Topic 842 is effective for the Company as of January 1, 2021. Early adoption is permitted. The Company’s most significant lease is its operating lease for its corporate headquarters, and, while the Company has not yet estimated the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the overall recognition of expense will be similar to current guidance, but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses  (“Topic 326”): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05, which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. The amendment replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. Topic 326 is effective for the Company as of January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$59,820	$—	$—	$59,820
U.S. Treasury securities	34,894	—	—	34,894
	$94,714	$—	$—	$94,714

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$109,630	$—	$—	$109,630
Total	$109,630	$—	$—	$109,630
Liabilities
Warrant liability	$—	$—	$380	$380
Total	$—	$—	$380	$380

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available. As of September 30, 2019 and December 31, 2018, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.

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

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash and money market funds	$166,144	$—	$—	$166,144
U.S. Treasury securities	34,846	48	—	34,894
Total	200,990	48	—	201,038
Less amounts classified as cash and cash equivalents	(166,144)	—	—	(166,144)
Total available-for-sale investments	$34,846	$48	$—	$34,894

	As of December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash and money market funds	$114,504	$—	$—	$114,504
Total	114,504	—	—	114,504
Less amounts classified as cash and cash equivalents	(114,504)	—	—	(114,504)
Total available-for-sale investments	$—	$—	$—	$—

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid insurance	$1,922	$36
Prepaid rent	1,882	394
Vendor prepayments and deposits	1,095	2,009
Non-trade receivables	357	282
Interest receivables and other current assets	178	—
Total prepaid expenses and other current assets	$5,434	$2,721

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$9,132	$7,561
Furniture and fixtures	389	386
Computer hardware and software	732	580
Leasehold improvements	247	236
	10,500	8,763
Less accumulated depreciation and amortization	(5,760)	(4,620)
Total property and equipment, net	$4,740	$4,143

-  16 -

Depreciation expense was $426,000 and $360,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,218,000 and $1,027,000 for the nine months ended September 30, 2019 and 2018, respectively.

The net book value of property and equipment under capital leases was $105,000 and $142,000 at September 30, 2019 and December 31, 2018, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Compensation and related benefits	$2,726	$2,568
Professional fees	496	183
Contract research fees	690	43
Other	607	214
Total accrued expenses	$4,519	$3,008

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through May 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $1,092,000 and $313,000 for the three months ended September 30, 2019 and 2018, respectively, and $2,352,000 and $938,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at September 30, 2019 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2019 (remaining 3 months)	$12	$1,717
2020	51	5,734
2021	51	5,716
2022	4	7,311
2023	—	7,012
Thereafter	—	77,226
Total minimum lease payments	118	$104,716
Less: amount representing interest	(7)
Present value of capital lease obligation	111
Less: current portion	(46)
Non-current portion	$65

-  17 -

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

Convertible Preferred Stock Warrant

Upon the IPO, the 49,997 preferred stock warrants were revalued and converted to common stock warrants of Class A common stock shares and the warrant liability of $0.5 million was reclassified to additional paid-in capital as a result of the conversion. The warrants were not subject to further remeasurement for fair value. The balances of the preferred stock warrant liabilities were zero and $0.4 million, respectively, as of September 30, 2019 and December 31, 2018.

Common Stock Warrant

In connection with the issuance of Series A in August 2015, the Company issued a warrant to purchase an aggregate of 62,936 shares of common stock at $0.0001 per share. The warrant was immediately exercisable and expires, if not exercised, in August 2025. At issuance, the fair value of the warrant was determined to be $41,509, which was recorded as a Series A preferred stock issuance cost and additional paid-in capital. The warrant was exercised in full during the three months ended September 30, 2019 and the Company issued 62,936 shares of Class A common stock upon such exercise.

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

-  18 -

Stock option activity under the Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2018	2,136,291	$6.06	8.9	$12,881
Granted	1,658,012	13.68
Exercised	(67,243)	3.83
Cancelled	(36,662)	11.03
Balances, September 30, 2019	3,690,398	$9.46	8.8	$12,830
Vested and expected to vest at September 30, 2019	3,690,398	$9.46	8.8	$12,830
Exercisable at September 30, 2019	1,736,235	$5.56	8.1	$11,606
Vested at September 30, 2019	993,078	$5.91	7.8	$6,296

The weighted‑average grant date fair value of options granted to employees and non‑employees in the nine months ended September 30, 2019 and 2018 was $10.42 and $3.57, respectively. The fair value of each option is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Expected life (in years)	6.03	*		6.02	6.01
Volatility	80.5%	*	%	80.8%	78.3%
Risk-free interest rate	1.77%	*	%	2.19%	2.88%

  *  No stock options granted during the three months ended September 30, 2018

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the three months and nine months ended September 30, 2019, the expense related to the ESPP was $177,000. The fair value of each ESPP is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

-  19 -

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected life (in years)	0.2-2.0	—	0.2-2.0	—
Volatility	74.5-101.6%	—%	74.5-101.6%	—%
Risk-free interest rate	1.50- 2.15%	—%	1.50-2.15%	—%

The Company recognized $1,878,000 and $342,000 of stock‑based compensation expense related to options and ESPP granted to employees and non‑employees for the three months ended September 30, 2019 and 2018, respectively. The Company recognized $4,013,000 and $832,000 of stock‑based compensation expense related to options and ESPP granted to employees and non‑employees for the nine months ended September 30, 2019 and 2018, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$920	$147	$2,091	$357
General and administrative	958	195	1,922	475
	$1,878	$342	$4,013	$832

No income tax benefits have been recognized in the statements of operations for stock‑based compensation arrangements and no stock‑based compensation costs have been capitalized as property and equipment as of September 30, 2019.

Unrecognized estimated compensation expense as of September 30, 2019 totaled $20.9 million related to non‑vested stock options with a remaining requisite service period of 3.3 years.

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

12.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible preferred stock (as converted)	—	17,248,259	—	17,248,259
Common stock options	3,690,398	1,638,380	3,690,398	1,638,380
Common stock warrants	49,997	62,936	49,997	62,936
Convertible preferred stock warrants	—	49,997	—	49,997
Early exercised stock options	2,284	—	2,284	—
	3,742,679	18,999,572	3,742,679	18,999,572

-  20 -

13.          Related Party Transactions

The Company recorded other income of $3,000 and $100,000 for the three months ended September 30, 2019 and 2018, respectively, and $486,000 and $595,000 for the nine months ended September 30, 2019 and 2018, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder at September 30, 2019 and December 31, 2018 of $1,000 and $89,000, respectively.

The Company recorded expense of $402,000 and $230,000 during the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $844,000 during the nine months ended September 30, 2019 and 2018, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $358,000 and $104,000 to the related party at September 30, 2019 and December 31, 2018, respectively.

The Company recorded expense of $309,000 and $205,000 during the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $417,000 during the nine months ended September 30, 2019 and 2018, respectively, related to legal services performed by a related party. The Company owed $302,000 and $130,000 to the related party at September 30, 2019 and December 31, 2018, respectively.

The Company recorded research and development expense of $123,000 and $100,000 during three months ended September 30, 2019 and 2018, respectively, and $335,000 and $300,000 during nine months ended September 30, 2019 and 2018, respectively, under consulting agreements with two members of the Company’s board of directors.  The Company owed $20,000 and zero to the members of the Company’s board of directors at September 30, 2019 and December 31, 2018, respectively.

14.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements through November 12, 2019, the date on which the unaudited interim condensed consolidated financial statements were available to be issued.

-  21 -

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of  this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2018 included in the final prospectus for our initial public offering, or IPO, dated as of June 19, 2019 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the securities Act of 1933, as amended, or the Securities Act, on June 20, 2019 or the June 2019 Prospectus.

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

Overview

We are a biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 1,600 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC‑101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC‑101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD‑1 checkpoint inhibitors typically display limited activity. We anticipate completion of the Investigational New Drug (“IND”) process for ATRC‑101 by late 2019 and expect to initiate a Phase 1b clinical trial

-  22 -

in patients with solid tumors in early 2020, subject to U.S. Food and Drug Administration (“FDA”) approval of our IND application.

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

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates. Our net losses were $15.9 million and $9.6 million for the three months ended September 30, 2019 and 2018, respectively, and $47.4 million and $26.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $144.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of September 30, 2019, we had cash, cash equivalents and investments of $201.0 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

▪	continue preclinical studies and initiate clinical trials for ATRC‑101 and initiate preclinical studies on any additional product candidates that we may pursue in the future;
▪	continue research and development to expand our growing library of more than 1,600 antibodies and develop potential future product candidates from that collection;
▪	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
▪	seek marketing approvals for product candidates that successfully complete clinical trials;
▪	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
▪	implement additional operational, financial and management systems; and
▪	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

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

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts, including intellectual property legal expenses, salaries, employee benefits and stock-based compensation for personnel contributing to research and development activities, laboratory supplies, outsourced research and development expenses, professional services and

-  23 -

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands)
Operating expenses:
Research and development	$12,812	$7,820	$4,992	64%
General and administrative	4,864	1,875	2,989	159%
Total operating expenses	17,676	9,695	7,981	82%
Operating Loss	(17,676)	(9,695)	(7,981)	82%
Other income (expense), net:
Other income	619	100	519	519%
Interest income	1,189	23	1,166	*
Interest expense	(1)	(3)	2	(67)%
Preferred stock warrant liability revaluation	—	(57)	57	*
Foreign exchange loss	(1)	—	(1)	*
Total other income, net	1,806	63	1,743	2,767%
Income tax expense	(1)	—	(1)	*
Net Loss	$(15,871)	$(9,632)	$(6,239)	65%

*Not meaningful

-  24 -

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
Personnel related (including stock‑based compensation)	$5,429	$2,896
Product and preclinical contract services	2,376	1,962
Laboratory supplies and equipment	1,653	1,279
Consulting, legal and other services	1,386	939
Facility related	1,054	447
Other	914	297
Total research and development expenses	$12,812	$7,820

Research and development expenses increased by $5.0 million, or 64%, during the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to higher personnel-related expenses of $2.5 million as a result of additional employee head count, a $0.4 million increase in product and preclinical development costs primarily associated with efforts to advance ATRC‑101 towards an IND application in late 2019, a $0.6 million increase in other expenses in relation to software subscriptions and employee relations and a $0.6 million increase in facility related costs primarily due to expansion of lab facilities and activities in an additional location. Substantially all of our research and development expenses during the three months ended September 30, 2019 and 2018 related to improving our discovery platform, continuing sponsorship of our non-interventional clinical studies to collect blood-based samples and internal and external preclinical development costs associated with ATRC‑101, although to date we have not allocated research and development expenses to specific projects or research programs.

General and Administrative

General and administrative expenses increased by $3.0 million, or 159%, during the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $1.4 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee head count, as well as due to increases in facilities and legal expenses.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income increased by $0.5 million during the three months ended September 30, 2019 as compared to the same period in 2018 due to increased levels of services being provided to external partners.

Interest Income

Interest income increased to $1.2 million during the three months ended September 30, 2019 as compared to $23,000 the same period in 2018 due to increased interest earned on our cash and cash equivalents balances.

Interest Expense

Interest expense during the three months ended September 30, 2019 and 2018 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

-  25 -

Comparison of the Nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations during the respective periods:

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(in thousands)
Operating expenses:
Research and development	$40,447	$21,882	$18,565	85%
General and administrative	10,919	4,807	6,112	127%
Total operating expenses	51,366	26,689	24,677	92%
Operating Loss	(51,366)	(26,689)	(24,677)	92%
Other income (expense), net:
Other income	1,805	660	1,145	173%
Interest income	2,328	112	2,216	*
Interest expense	(5)	(7)	2	(29)%
Preferred stock warrant liability revaluation	(123)	(30)	(93)	*
Foreign exchange loss	(1)	—	(1)	*
Loss on disposal of property and equipment	(7)	(1)	(6)	*
Total other income, net	3,997	734	3,263	445%
Income tax expense	(2)	(1)	(1)	*
Net Loss	$(47,371)	$(25,956)	$(21,415)	83%

*Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Personnel related (including stock‑based compensation)	$14,801	$8,590
Product and preclinical contract services	12,393	4,487
Laboratory supplies and equipment	4,631	3,711
Consulting, legal and other services	3,767	2,671
Facility related	3,174	1,378
Other	1,681	1,045
Total research and development expenses	$40,447	$21,882

Research and development expenses increased by $18.6 million, or 85%, during the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to higher personnel-related expenses of $6.2 million as a result of additional employee head count, a $7.9 million increase in product and preclinical development costs primarily associated with efforts to advance ATRC‑101 towards an IND application in late 2019, $1.8 million and $0.9 million of increases in facility and lab related expenses due to expansion of lab facilities and activities in an additional location, and a $1.1 million increase in consulting, legal and other services costs primarily due to increasing legal costs as we work to expand our intellectual property estate around both our differentiated discovery platform and ATRC‑101.

General and Administrative

General and administrative expenses increased by $6.1 million, or 127%, during the nine months ended September 30, 2019 compared to the same period in 2018. The increase consists of $3.3 million increase in personnel-

-  26 -

related expenses, including stock-based compensation, as a result of additional employee head count and $1.4 million increase in other expenses in relation to software subscriptions and employee relations.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income increased by $1.1 million during the nine months ended September 30, 2019 compared to the same period in 2018 due largely to increase in the level of services being provided to external partners.

Interest Income

Interest income increased to $2.3 million during the nine months ended September 30, 2019 as compared to $112,000 during the nine months ended September 30, 2018 due to increased interest earned on our cash, cash equivalents and investment balances which were significantly higher in 2019 as compared to 2018.

Interest Expense

Interest expense during the nine months ended September 30, 2019 and 2018 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Preferred Stock Warrant Liability Revaluation

Preferred stock warrant liability revaluation recognizes changes in the fair value of the preferred stock warrants. We recognized an expense of $123,000 during the nine months ended September 30, 2019 primarily as a result of an increase in the estimated fair market value of our company during that period.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resource

As of September 30, 2019, we had cash and cash equivalents and short‑term investments totaling $201.0 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities.

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

In June 2019, we completed our initial public offering, or IPO, of 6,452,500 shares of our Class A common stock and 2,000,000 shares of our Class B common stock at an offering price of $17.00 per share, including 1,102,500 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s Class A common stock. We received net proceeds of $130.8 million in our IPO, after deducting underwriting discounts and commissions of $10.1 million and offering expenses of $2.8 million. As of September 30, 2019, we had available cash, cash equivalents and investments of $201.0 million and an accumulated deficit of $144.0 million. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.

Our management evaluates whether there are relevant conditions and events that in the aggregate raise substantial doubt about our ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued.

-  27 -

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(42,319)	$(23,726)
Cash (used in) provided by investing activities	(35,890)	21,068
Cash provided by financing activities	131,131	120,302
Net increase in cash and cash equivalents and restricted cash	$52,922	$117,644

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities was $42.3 million, which consisted of a net loss of $47.4 million, partially offset by $4.7 million in non-cash charges and a net change of $0.4 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $1.2 million and stock-based compensation of $4.0 million. The change in operating assets and liabilities was primarily due to increases in accounts payable of $1.5 million and accrued expense of $1.5 million resulting from contract manufacturing of ATRC-101 and increase in cost related to professional services and contract research, partially offset by increase in prepaid and other current asset by $2.7 million resulting from increase in prepaid rent and prepaid insurance.

For the nine months ended September 30, 2018, cash used in operating activities was $23.7 million, which consisted of a net loss of $26.0 million, partially offset by $1.9 million in non-cash charges and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $1.0 million and stock-based compensation of $0.8 million. The change in operating assets and liabilities was primarily due to an increase in account payable of $0.5 million resulting from research and development activities and increase in professional services cost.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, cash used in investing activities of $35.9 million was primarily related to $84.6 million in net purchases of investments, partially offset by $50.0 million provided by proceeds from maturities of investments. For the nine months ended September 30, 2018, cash provided by investing activities of $21.1 million was primarily related to $22.4 million in net maturities of investments.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, cash provided by financing activities was $131.1 million, which primarily related to $133.6 million proceeds from the IPO, net of underwriting discounts and commissions, partially offset by $2.8 million payments of IPO costs.

-  28 -

For the nine months ended September 30, 2018, cash provided by financing activities was $120.3 million, primarily related to $120.3 million proceeds from issuance convertible preferred stock, net of fees and commissions.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	4 to 5 Years	5 Years	Total
	(in thousands)
Contractual obligations:
Operating lease obligations	$6,022	$12,733	$14,129	$71,832	$104,716
Capital lease obligations	51	67	—	—	118
Total contractual obligations	$6,073	$12,800	$14,129	$71,832	$104,834

The operating lease obligations noted above represent operating lease obligations related to our currently occupied premises in Redwood City, California and South San Francisco, California and premises in San Carlos, California, which we are obligated to occupy in the future. These leases expire at various dates through the first half of 2033.

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

In July 2019, concurrently with the execution and delivery of the San Carlos Lease, we also entered into a lease agreement, or the Temporary Lease, for the lease of approximately 74,788 rentable square feet of office space located in South San Francisco, California, which is intended to serve as our temporary headquarters, office and laboratory space while our permanent headquarters is under construction.  The Temporary Lease commenced in August, 2019 and is expected to end 90 days following the substantial completion of certain tenant improvements and construction on the space covered by the San Carlos Lease.  Base rent for the Temporary Lease is $280,455 per month, with annual increases of 3%.

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

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

-  29 -

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $201.0 million and $114.5 million as of September 30, 2019 and December 31, 2018, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the audit of our financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. The material weakness related to a lack of application-based controls inherent in our enterprise resource planning (“ERP”) system used for maintaining our financial books and records. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we fail to establish and maintain effective internal control over financial reporting in the future, our operating results and our ability to operate our business could be harmed.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

-  32 -

anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our final prospectus dated June 19, 2019, or the June 2019 Prospectus, filed with the Securities and Exchange Commission on June 20, 2019, are set forth below and are unchanged substantively as of September 30, 2019, except for those risks designated by an asterisk (*).

Risks Related to Our Business

We are a preclinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.*

We are a preclinical stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2019, and December 31, 2018, we had accumulated deficits of $144.0 million and $96.6 million, respectively. For the nine months ended September 30, 2019 and 2018, our net losses were $47.4 million and $26.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

-  33 -

programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

As of September 30, 2019, we had $201.0 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2019 will be sufficient to fund our operations through the end of 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, we will evaluate and, if strategically attractive, seek to enter into collaborations, including with biotechnology or biopharmaceutical companies or hospitals. The competition for partners is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our discovery platform. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of acquiring such assets. Conversely, any new collaboration that we do enter into may be on terms that are not optimal for us. These transactions would entail numerous operational and financial risks, including:

-  38 -

▪	exposure to unknown liabilities;
▪	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies;
▪	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
▪	higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses;
▪	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;
▪	impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and
▪	the inability to retain key employees of any acquired business.

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

As of September 30, 2019, we had 102 full-time employees. Our focus on the development of ATRC‑101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

We expect to complete the IND process for ATRC‑101 in late 2019, and we expect to initiate a Phase 1b clinical trial for ATRC‑101 in patients with solid tumors in early 2020. Commencing this clinical trial is subject to finalizing the trial design and filing an IND with the FDA. Even after we file our IND, the FDA could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on the beneficial ownership of our capital stock as of September 30, 2019, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 61.6% of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. For more information regarding this agreement, see the section titled ‘‘Certain Relationships and Related Person Transactions—Baker Brothers Nominating Agreement.’’ Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval,

-  69 -

including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

The holders of 17,248,259 shares of our Class A common stock (including Class A common stock issuable upon conversion of Class B common stock) at September 30, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180‑day lock-up agreements described above. See ‘‘Description of Capital Stock—Registration Rights’’ set forth in the June 2019 Prospectus. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our Class A common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

The registration statement on Form S-1 (File No. 333-231770) for our IPO was declared effective by the Securities and Exchange commission on June 19, 2019, pursuant to which we sold 6,452,500 shares of our Class A common stock and 2,000,000 shares of our Class B common stock at an offering price of $17.00 per share, including 1,102,500 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $143.7 million.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of June 19, 2019 and filed with the SEC pursuant to Rule 424(b)(4) on June 20, 2019.

-  74 -

(c) Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on From 10-Q.

-  75 -

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231770	4.1	06/10/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1/A	333-231770	4.2	06/10/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

10.1#	Atreca, Inc. 2019 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-231770	10.2	06/10/19

10.2#	Atreca, Inc. 2019 Employee Stock, Purchase Plan.	S-1/A	333-231770	10.3	06/10/19

10.3#	Letter Agreement, dated as of November 7, 2019, by and between the Registrant and Susan Berland					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*

Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

						X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

-  76 -

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

_________________________________________________

#Indicates management contract or compensatory plan.

*The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

-  77 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRECA, INC.

Date:	November 12, 2019	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

-  78 -