Form 10-K
period 2019-12-31
Atreca, Inc.
filed 2020-03-11
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 001-38935

ATRECA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27‑3723255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 East Jamie Court

South San Francisco, CA 94080

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Select Global Market on June 30, 2019 (the last business day of the registrant’s second fiscal quarter), was approximately $210.9 million. Shares of Class A common stock and Class B common stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2020, the registrant had 22,136,897 shares of Class A common stock, $0.0001 par value per share and 5,934,191 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders, or the 2020 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

-  3  -

Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

▪	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and IND and other regulatory submissions;
▪	our expectations regarding the activity of ATRC-101 or potential future product candidates once administered in a human subject;
▪	our expectations and beliefs regarding the market for cancer therapies and development of the immuno-oncology industry;
▪	our ability to identify and develop product candidates for treatment of additional disease indications;
▪	our or a potential future collaborator's ability to obtain and maintain regulatory approval of any of our current or potential future product candidates;
▪	the rate and degree of market acceptance of any approved product candidates;
▪	the implementation of our business model and strategic plans for our business, technologies, and current or potential future product candidates;
▪

our or any potential future collaborator's ability to obtain and maintain intellectual property protection for our discovery platform and current or potential future product candidates and our ability to operate our business without infringing the intellectual property rights of others; and

▪	other factors discussed elsewhere in this report.

We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-K. These risks are not exhaustive. Other sections of this Form 10-K include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

-  4  -

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Form 10-K or to conform such statements to actual results or revised expectations, except as required by law. Unless the context otherwise indicates, references in this report to the terms “Atreca,” “the Company,” “we,” “our” and “us” refer to Atreca, Inc., its divisions and its subsidiary. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

This Form 10-K contains market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Form 10-K is generally reliable, such information is inherently imprecise.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 1,600 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. We filed the Investigational New Drug, or IND, application for ATRC-101, which was cleared by the U.S. Food and Drug Administration, or FDA,  in the fourth quarter of 2019 and have initiated a Phase 1b clinical trial in patients with select solid tumors in which the first patient was dosed in February 2020.

Although existing cancer therapies, including the evolving class of cancer immunotherapeutics, have advanced significantly over recent years, cancer remains the second leading cause of death in the United States. To address this unmet need, we pursue an open-aperture approach, which relies on the human immune system to direct us to antibody-target pairs that are present in patients who have experienced a clinically meaningful response to therapy.

We were incorporated in the State of Delaware on June 11, 2010.

-  5  -

Our Strategy

Our goal is to become a leading biopharmaceutical company by utilizing our differentiated platform to discover and develop antibody-based therapeutics against novel targets. In pursuit of that strategy, we intend to:

▪

Rapidly advance our lead product candidate, ATRC-101, into clinical trials in multiple types of solid tumors.  ATRC-101 is the first candidate identified using our discovery platform that has advanced into a clinical trial. ATRC-101 displays broad reactivity across a variety of human solid tumor samples and has demonstrated potent single-agent anti-tumor activity in preclinical models via a unique mechanism of action, which we term Driver Antigen Engagement. The IND application for ATRC-101 was filed with and cleared by the FDA in the fourth quarter of 2019. We have commenced clinical studies to evaluate ATRC-101 in a monotherapy setting and we plan to evaluate this candidate in combination with other agents in multiple solid tumors.

▪

Continue efforts to develop a pipeline of antibody-based product candidates for oncology.  While our only product candidate that is currently in clinical development is ATRC-101, we have utilized our differentiated drug discovery approach to identify over 1,600 distinct human antibodies targeting human tumors that can potentially provide the basis for additional product candidates. Our ongoing efforts are focused on identifying, analyzing and refining antibodies to generate clinical candidates that take advantage of various mechanisms of action and novel targets. We engineer some of our antibodies into various drug formats, such as bispecific antibodies, to drive anti-tumor activity. We intend to build out a proprietary pipeline of product candidates addressing large populations of patients across a range of solid tumors. We currently own worldwide rights to the oncology product candidates derived from our platform.

▪

Selectively enter into collaborations to enhance and expand our product pipeline as well as our drug development capabilities.  We believe that the single agent anti-tumor activity of many of the antibodies discovered using our platform could be enhanced by incorporating potential collaborator technologies. We intend to selectively form collaborations with partners to gain access to complementary technologies and expertise in order to develop product candidates with increased potential for anti-tumor activity.

▪

Continue to invest in our discovery platform to further enhance our ability to identify novel antibodies and to generate clinical candidates from our growing hit library.  A key pillar of our discovery platform is our proprietary sample repository, which includes over 1,300 blood-derived samples sourced from over 400 patients representing over 30 different types of solid tumors. We plan to expand the scope of our repository and enhance other portions of our platform in order to maintain our leadership position in the discovery of novel targets in non-autologous tumor tissue and antibodies that bind to them. We also plan to enhance our capabilities to translate these proprietary findings into product candidates such as through internal expansion of our target identification capabilities, as well as through external collaborations focused on giving us multiple approaches to identify the novel targets to which our antibodies are binding.

▪

Continue to expand our intellectual property portfolio to further protect our discovery platform and the novel product candidates it may generate.  The intellectual property surrounding our platform consists of patents and patent applications, trade secrets and know-how, and we plan to expand our intellectual property as we continue to develop our platform. We also intend to protect our product candidates by pursuing composition-of-matter and method-of-use patents typical for antibody-based therapeutics. Furthermore, as our platform identifies novel antibody-target pairs in which a human antibody may bind to a previously underappreciated target in a useful manner, we plan to pursue additional intellectual property supporting our candidates deriving from their interactions with targets.

Our Management Team

We are led by a highly experienced management team with deep scientific and technical expertise and broad experience in discovering, developing and commercializing antibody therapeutics in oncology. Members of our executive team have founded multiple biopharmaceutical companies and have experience in senior roles at leading oncology firms including Genentech, Amgen, Pfizer, MedImmune, Nektar and ARMO Biosciences. The breadth of our team's experience includes running clinical trials for novel antibody constructs at Amgen and leading the launch and commercialization of multiple products at Relypsa and the BioOncology Business Unit at Genentech. Additionally,

-  6  -

members of our team have served as faculty members, established new laboratories or led research initiatives at institutions including the University of California, Berkeley and the Fred Hutchinson Cancer Research Institute.

Our Lead Candidate: ATRC-101 for the Treatment of Solid Tumors

ATRC-101 is a monoclonal antibody derived from an antibody identified using our discovery platform in the active immune response of a patient. We believe that ATRC-101 may have broad potential as an immunotherapeutic agent in a range of solid tumors. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has also demonstrated robust anti-tumor activity as a single agent in multiple preclinical syngeneic tumor models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. ATRC-101 has also demonstrated preclinical activity in combination with other immunotherapeutics, including PD-1 checkpoint inhibitors. Both the mechanism of action of ATRC-101, which we refer to as Driver Antigen Engagement, and its target appear unlike those of other anti-tumor antibodies that have been or are currently in clinical development. In histology studies, we did not observe binding above background levels across a range of normal human tissues. Additionally, in repeat-dose safety studies in both mice and non-human primates, we did not observe a safety signal. We have identified the target of ATRC-101 as a ribonucleoprotein (RNP) complex. ATRC-101 binds to target reconstituted in vitro using a single recombinant protein, polyadenylate-binding protein 1, and in vitro transcribed poly(A) RNA.

We obtained IND approval for ATRC-101 in late 2019 and launched an open-label dose escalation trial in patients with solid tumors in early 2020. Assuming we observe an acceptable safety profile, we then anticipate dosing ATRC-101 in expansion cohorts and in combination with other agents, including with potentially select chemotherapeutics as well as with a PD-1 checkpoint inhibitor. ATRC-101 demonstrates the ability of our platform to generate antibody candidates with novel targets and mechanisms of action.

We own worldwide rights to ATRC-101. We have filed multiple U.S. provisional patent applications relating to ATRC-101 and its variants. In February 2020, we filed a nonprovisional patent application in the U.S., an international patent application under the Patent Cooperation Treaty, and a patent application in Taiwan, each relating to ATRC-101 and its variants.

-  7  -

The Atreca Drug Discovery Platform

We believe we may be able to address certain key limitations of the current oncology drug discovery paradigm by focusing on the common phenomenon driving clinical responses in cancer immunotherapy—an active human anti-tumor immune response. Our platform allows us to interrogate an active B cell response within an individual cancer patient to identify novel and relevant antibody-target pairs, which may enable us to develop antibody-based product candidates to treat large populations of patients with solid tumors. We believe that the significant time and capital invested in developing, refining and applying our differentiated discovery platform have provided us with significant first-mover advantages and created barriers to entry.

For example, establishing our non-interventional clinical studies to obtain patient samples, enabling longitudinal analyses, required approximately 1 to 2 years per study. We built our bioinformatics expertise in assembling and analyzing our antibodies over seven years of operations. Our hit antibody generation process has been enhanced to deliver hits at a high rate, has already generated over 1,600 hit antibodies and is supported by a growing intellectual property portfolio. Additionally, our investments of capital and time to build industrialized wet-lab and supporting bioinformatics capacity across our platform, including the time required to identify and hire very qualified personnel, were substantial.

Our discovery process begins by gathering blood samples, mostly through company-sponsored non-interventional clinical studies, from cancer patients before, during and after they undergo treatment, which can induce an active anti-tumor immune response. Through this process, we have built a broad repository of over 1,300 samples from over 400 donors, representing over 30 different solid tumor types. We identify those patients with clinically meaningful responses to therapy, defined as those that reach validated surrogate endpoints of complete or partial response, stable disease for six months, or long-term progression-free survival. For those patients, we then examine their samples for rare antibody-producing B cells called plasmablasts that are elevated during an active immune response. We believe that these human immune responses, which often occur over an extended period of time, generate antibodies accessible with our platform that would be difficult to obtain through shorter term, non-human immunization or in vitro strategies.

If plasmablasts are elevated in a particular sample, we then employ a multi-step process to generate a potential product candidate. We start by isolating single plasmablasts and determining the sequences of the co-expressed antibody genes using our proprietary Immune Repertoire Capture® technology. We analyze these sequences to select antibodies, which we synthesize as recombinant proteins. We then test these antibodies to identify those that bind to tumor tissue from patients who are not the source of the antibody, referred to as non-autologous tumor tissue, preferentially over normal tissue. We then analyze these "hit" antibodies using a number of in vitro and in vivo assays, and often make structural changes to generate leads. A select number of these leads are refined further using protein engineering to enhance their drug-like properties as we identify and characterize their targets in parallel prior to initiating preclinical development and IND-enabling studies.

Key Attributes of Our Discovery Platform

We take an "open-aperture" approach to drug discovery, in which we are not limited by preconceptions of what constitutes a viable antibody or target. We instead allow the human immune system to direct our efforts. We believe this approach provides us access to a broad underexploited antibody and drug target space. Our approach may lead us to antibodies that are unlikely to have arisen via more traditional approaches with targets that otherwise may not have been discoverable. We believe our approach and discovery platform provide us with the ability to:

▪	Generate antibodies made by the human immune system.
▪	Deliver potentially useful antibodies at a high rate and in a scalable fashion.
▪	Access a potentially large and underexploited tumor target space.
▪	Identify antibody-target pairs.
▪	Generate candidates that direct the immune system to attack tumor tissue.
▪	Develop potential treatments for large populations of patients across multiple tumor types.

-  8  -

Our Lead Generation Programs

Driver Antigen Engagement

We believe the mechanism of action of ATRC-101 involves systemic delivery of an agent that causes remodeling of the tumor microenvironment and the destruction of tumor cells via both the innate and adaptive immune systems. With our knowledge of the target of ATRC-101, we believe other targets may exist that are capable of driving such activity when bound by an antibody. We are therefore working to discover and develop distinct antibodies binding other targets that utilize this novel mechanism of action.

T cell engagers

Our hit antibodies are defined by their ability to react with non-autologous tumor tissue preferentially over normal adjacent tissue. In principle, therefore, their Fv regions can be used to direct cells of the immune system, such as T cells, to tumor cells. Furthermore, if the T cells can be activated when they are brought to the tumor cell, then tumor cell killing can occur. This "T cell engagement" is a well-validated approach utilized in both approved and clinical stage products. In this approach, tumor-targeting domains derived from antibodies are linked to protein domains that typically bind to a particular protein (CD3) on the surface of T cells, both bringing the T cell to the tumor cell while simultaneously activating it. These antibody-derived biologics are sometimes termed "bispecific", in that they are capable of binding to two different targets: the tumor target and the T cell target.

We are pursuing the discovery and development of bispecifics using our proprietary collection of novel tumor-targeting antibodies. To screen for the potential utility of an antibody-target pair, we first use antibody sequence information to create a bispecific T cell engager in one or more formats. We then test this bispecific for activity in vitro in an industry-standard assay for T cell dependent cellular cytotoxicity (TDCC). In this assay, primary human T cells isolated from a patient blood sample are co-incubated with tumor cells. The bispecific, in which the antibody-derived portion from our hit library is known to interact with the tumor cell, is added into the assay, and tumor cell killing is assessed over time. In this assay, a number of our hit antibodies converted into bispecifics display significant tumor cell killing activity. Our data suggest that, using a single bispecific format, approximately 6% of our hit antibody Fv regions test positive in TDCC assays (>375 hit antibodies analyzed). In the figures below, two antibodies that have been converted into a bispecific T cell engager format display tumor cell killing activity, with approximately 100% cytotoxicity in the assay observed at a low nanomolar concentration of each bispecific, while the unmodified antibodies do not show cytotoxic activity in the assay at any concentrations tested.

In the future, we may selectively pursue partnerships to access additional bispecific formats, technologies and know-how in order to discover and develop T cell engagers based on novel antibody-target pairs discovered using our platform.

Directed killing

Antibody-Dependent Cellular Phagocytosis (ADCP) and Antibody-Dependent Cellular Cytotoxicity (ADCC) are two mechanisms of action through which antibodies that bind to tumor cells can direct innate immune system cells to

-  9  -

kill them. In both cases, the Fc portion of the antibody interacts with particular FcRs of innate immune system cells to mediate the killing. In ADCP, macrophages/monocytes engulf tumor cells bound by antibodies, while in ADCC, NK cells use particular cellular machinery to kill antibody-bound tumor cells. Both ADCP and ADCC are validated mechanisms of action that contribute to the anti-tumor activity observed for marketed antibody drugs.

We have established in vitro assays for ADCC and ADCP activity and use these assays to screen our antibodies for those capable of driving tumor cell killing via ADCC and ADCP mechanisms. In these assays, a number of our hit antibodies display tumor cell killing activity. Our data suggest that approximately 17% of our hit antibodies test positive in ADCC or ADCP assays (>375 hit antibodies analyzed). In the figure below, cell killing (cytotoxicity) activity in an ADCC assay as a function of antibody concentration is illustrated for three hit antibodies.

Given that ADCC and ADCP are thought to be more effective when a greater number of targets are bound on the surface of a tumor cell, we believe there may be utility in utilizing multiple antibodies from our hit library in combination, as separate entities or in bispecific formats, in order to drive activity via this mechanism of action. In the future, we may pursue partnerships to access particular technologies and know-how to discover and develop candidates with these mechanisms of action.

Toxin-conjugates (ADCs)

Cellular toxins can be conjugated to certain antibodies to generate cytotoxicity against tumor cells expressing their targets. Such antibody-drug conjugates (ADCs) require antibodies that internalize upon binding to their target. Once antibodies internalize, they also must be delivered to an intracellular compartment suitable for release of the toxin into the cell.

We have established in vitro assays to assess first whether our hit antibodies can internalize once they bind to their targets on tumor cells, and if they internalize, then whether they can deliver a toxin to an internal compartment such that the toxin is released to kill the cells. In our internalization assay, our data suggest that approximately 2% of hit antibodies test positive (>700 hit antibodies analyzed). Our second assay measures cytotoxicity as driven by release of toxin bound to an internalized antibody (a cytotoxic payload). In this assay, internalizing hit antibodies are pre-incubated with a second antibody that is both capable of binding the internalizing antibody and has a conjugated cytotoxin. The pre-incubated antibody mixture is then incubated with tumor cells for a period of time, and cell killing is measured.

The left portion of the figure below illustrates the activity of two hit antibodies in the internalization assay (red signal), relative to positive and negative control antibodies. These two internalizing hit antibodies can also deliver a

-  10  -

cytotoxic payload after internalization, as measured in the cytotoxicity assay, which is illustrated in the right portion of the figure below. The data indicate the amount of cell killing at the end of the period of incubation with tumor cells.

In the future, we are likely to pursue partnerships to access technologies and know-how to discover and develop product candidates with an ADC mechanism of action based on novel antibody-target pairs discovered using our platform.

Manufacturing

We use a third-party manufacturer to produce our antibodies and reagents for use in preclinical assessment of product candidates. We do not have, and we do not currently plan to acquire or develop, the infrastructure, facilities or capabilities to manufacture current Good Manufacturing Practices, or cGMP, bulk drug substance or filled drug product for use in human clinical trials. We intend to continue to utilize third-party manufacturers such as contract development manufacturing organizations, or CDMOs, to produce, test and release cGMP bulk drug substance and drug product for our planned clinical trials. We expect to continue to rely on such third parties to manufacture clinical trial material for the foreseeable future. We currently have a service agreement with a CDMO to develop and manufacture material in support of our Phase 1b clinical studies.

Our current and expected future contractual CDMOs have a long, successful track record of manufacturing products for other companies under cGMP compliance and have previously been inspected by regulatory authorities for compliance with cGMP standards.

Competition

We are aware of a number of companies that are developing antibodies for the treatment of cancer. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our potential future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to antibodies that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the antibodies we develop are or become available.

We expect to compete with antibody, biologics and other therapeutic platforms and development companies who are also pursuing a similar discovery approach, including, but not limited to, companies such as Adaptive Biotechnologies Corporation, AIMM Therapeutics B.V., Neurimmune Holding AG, OncoResponse, Inc., and Vir Biotechnology, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc. and Merck & Co., Inc. If ATRC-101 or potential future product candidates are eventually approved, they will compete with a range of treatments that are either in development or currently marketed. For example, we expect that ATRC-101 and our potential future product candidates may compete against traditional cancer therapies, such as chemotherapy, as well as cell-based treatments for cancer, such as CAR-T therapies.

-  11  -

Intellectual Property

Our success will significantly depend upon our ability to obtain and maintain patent and other intellectual property and proprietary protection for our novel antibody-based immunotherapeutics to treat a range of solid tumors, as well as patent and other intellectual property and proprietary protection for our discovery platform, novel discoveries, and other important technology inventions and know-how. We rely, for example, on patents, trademarks, trade secrets, confidentiality agreements, and invention assignment agreements to protect our intellectual property and proprietary innovations.

As set out in the "Risk Factors—Risks Related to Our Intellectual Property," our intellectual property and proprietary rights may be challenged, invalidated, circumvented, infringed or misappropriated, or may be insufficient to permit us to preserve or improve our competitive position.

Our intellectual property includes a portfolio of in-licensed and Atreca-owned patents and patent applications, relating to our discovery platform and the novel immunotherapeutic product candidates developed using that platform, including compositions of matter, methods of use, methods of treatment, and kits. Our lead immunotherapeutic product candidate, ATRC-101, is a monoclonal antibody with preclinical anti-tumor activity and is a variant of an antibody identified using our discovery platform.  We have filed multiple U.S. provisional patent applications relating to ATRC-101 and its variants. In February 2020, we filed a nonprovisional patent application in the U.S., an international patent application under the Patent Cooperation Treaty, and a patent application in Taiwan, each relating to ATRC-101 and its variants.

As of March 1, 2020, we own:

▪	Issued patents in the U.S., Japan, and Singapore, and pending patent applications in the U.S. and in multiple foreign countries relating to our platform-related technology;
▪	Pending U.S., Taiwan and international patent applications relating to ATRC-101 and other variants; and
▪	Pending international patent application relating to our anti-malarial therapeutic antibodies.

As of March 1, 2020, we exclusively license from Stanford University relating to our platform-related technology:

▪	Pending patent applications in the U.S. and in multiple foreign countries; and
▪	Issued foreign patents in Europe, Japan, Korea, Australia, Mexico, New Zealand, Russia, Hong Kong, South Africa and Israel.

As of March 1, 2020, we co-own:

▪	Pending international patent applications with collaborators relating to anti-HIV antibodies; and
▪	Pending U.S. and European patent applications with a collaborator relating to anti-malarial antibodies.

Government Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. These laws and their corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA approval must be obtained before the marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

-  12  -

U.S. biological products development process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

▪

completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices, or GLP, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

▪	submission to the FDA of an application for an investigational new drug, or IND, which must become effective before human clinical trials may begin;
▪	approval of the protocol and related documentation by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each study may be initiated;
▪

performance of adequate and well-controlled human clinical trials according to the FDA's regulations commonly referred to as Good Clinical Practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

▪

submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

▪	payment of user fees for FDA review of the BLA (unless a fee waiver applies);
▪	a determination by the FDA within 60 days of its receipt of a BLA whether or not to accept the filing for review;
▪

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product's identity, strength, quality and purity;

▪	potential FDA audit of the clinical trial sites or of the Sponsor that generated the data in support of the BLA; and
▪	FDA review and approval, or licensure, including consideration of the views of any FDA advisory committee, of the BLA.

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. An IND is a request for authorization from the FDA to ship an unapproved, investigational product in interstate commerce and to administer it to humans and must become effective before clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA also may impose clinical holds or partial clinical holds on a biological product candidate at any time before or during clinical trials due to, among other considerations, unreasonable and significant safety risk, inability to assess safety risk, lack of qualified investigators, a misleading or materially incomplete investigator brochure, or study design deficiencies. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues or circumstances will not arise that delay, suspend or terminate such studies.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial,

-  13  -

dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA's regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial and its related documentation must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

▪	Phase 1. The biological product is initially introduced into healthy human subjects or patients and assessed for safety, side effect tolerability, biological activity, and early signs of efficacy.
▪

Phase 2.    The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

▪

Phase 3.    Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These randomized clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for approval and physician labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, the FDA requires extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor's data safety monitoring board, may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, emphasis is placed on the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

-  14  -

U.S. review and approval processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review in total typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a filing decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Under the Pediatric Research Equity Act, or PREA, as amended, a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the FDA decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the

-  15  -

specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, including to subpopulations of patients, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, precautions or drug-drug interactions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product's safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited development and review programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. These programs do not change the standards for approval but may help expedite the development or approval process. To be eligible for fast track designation, new drugs and biological products must be intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. One benefit of fast track designation, for example, is that the FDA may consider for review sections of the marketing application for a product that has received fast track designation on a rolling basis before the complete application is submitted.

Under the FDA's breakthrough therapy program, products may be eligible for designation as a breakthrough therapy if they are intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. The benefits of breakthrough therapy designation include the same benefits as fast track designation plus the FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible.

Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA's goal is to review an application in six months once it is filed, compared to ten months for a standard review.

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

-  16  -

Post-approval requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. As the manufacturer of our products we are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, we are required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, we shall submit samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

We also must comply with the FDA's advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product's approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or manufacturer to administrative or judicial actions, civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, license revocation, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Government regulation outside of the United States

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted for each clinical trial to each country's national health authority and an independent ethics committee, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country's requirements, the corresponding clinical trial may proceed.

-  17  -

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the biopharmaceutical industry in recent years. These laws include, among others, anti-kickback statutes, false claims statutes and other healthcare laws and regulations, some of which are described below.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information.

-  18  -

HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA.

Further, pursuant to the federal Physician Payments Sunshine Act, created as part of the ACA, certain manufacturers of prescription drugs are required to collect and report annually to the Centers for Medicare & Medicaid Services, or CMS, information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, reporting on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives will also be required.

In addition, several states now require biopharmaceutical manufacturers to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives.

Efforts to ensure that business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. If a biopharmaceutical manufacturer's operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management's attention from the operation of the business, even if such action is successfully defended.

U.S. healthcare reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. The biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives For example, in March 2010, the ACA was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (now 70%) point of-sale discounts off

-  19  -

negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

The Trump administration and Congress have, and we expect they will continue to, seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the Trump administration has issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the Trump administration issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or the Tax Act, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Additionally, on January 22, 2018, the current U.S. presidential administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole". More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

-  20  -

Payment methodologies also may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the Trump administration laid out the administration's "Blueprint" to reduce the cost of prescription medications while preserving innovation and cures. While the Department of Health and Human Services, or HHS, is soliciting feedback on some of these measures, other actions may be immediately implemented by HHS under existing authority. Further, on January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of biopharmaceutical products approved by the FDA and other government authorities. Sales of any approved products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for products in the United States can differ significantly from payor to payor. In order to secure coverage and reimbursement for any biological product that is approved for sale, a biopharmaceutical manufacturer may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product. A payor's decision to provide coverage for a drug or biological product does not

-  21  -

imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company's revenue generated from the sale of any approved drug or biological product. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug or biological products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees

As of December 31, 2019, we had 113 full-time employees, 81 of whom were primarily engaged in research and development activities and 41 of whom had an M.D. or Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Corporate Information

We were incorporated under the laws of the state of Delaware in 2010 under the name Atreca, Inc. Our principal executive offices are located at 450 East Jamie Court, South San Francisco, CA 94080. Our telephone number is (650) 595-2595. Our website address is www.atreca.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.

The Atreca design logo, "Atreca" and our other registered or common law trademarks, service marks, or trade names appearing in this Form 10-K are the property of Atreca, Inc. Other trade names, trademarks and service marks used in this Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols.

Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the U.S. Securities and Exchange Commission, or SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at ir.atreca.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

-  22  -

Item 1A. Risk Factors

Our business and investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such case, the market price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2019, and 2018, we had accumulated deficits of $164.1 million and $96.6 million, respectively. For the years ended December 31, 2019 and 2018, our net losses were $67.5 million and $37.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

ATRC‑101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.

In February 2020, we initiated a Phase 1b clinical trial for ATRC-101 in patients with solid tumors. We have no products on the market or that have gained regulatory approval. Other than ATRC‑101, we currently have no product candidates and none of our potential future product candidates have ever been tested in humans. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with partners.

-  23  -

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

ATRC‑101 is in early clinical development, and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical stage biopharmaceutical companies such as ours.

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

ATRC‑101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.

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

-  24  -

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

-  25  -

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

If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.

Undesirable side effects caused by ATRC-101 or any potential future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is likely that there will be side effects associated with the use of ATRC-101 or any potential future product candidate. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

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

In the event that any of our current or potential future product candidates receive regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

▪	regulatory authorities may withdraw their approval of the product or seize the product;
▪	we may be required to recall the product or change the way the product is administered to patients;
▪	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
▪	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
▪	regulatory authorities may require the addition of labeling statements, such as a ‘‘black box’’ warning or a contraindication;

-  26  -

▪	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
▪	we could be sued and held liable for harm caused to patients;
▪	the product may become less competitive; and
▪	our reputation may suffer.

We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If ATRC‑101 or potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our discovery platform and ATRC‑101 and will require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of ATRC‑101 and additional potential future product candidates, to seek regulatory approvals for ATRC‑101 and potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2019, we had $183.4 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2019 will be sufficient to fund our operations through the end of 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

-  27  -

outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

-  28  -

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

-  29  -

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

We may not be able to initiate or continue clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we initiated a Phase 1b clinical trial for ATRC‑101 in patients with a limited number of tumor types. We cannot predict how difficult it will be to enroll patients for trials in these indications. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

-  30  -

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

We also expect to rely on third-party manufacturers if we receive regulatory approval for any product candidate. We have existing, and may enter into future, manufacturing arrangements with third parties. We will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for any product candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

▪	an inability to initiate or continue clinical trials of product candidates under development;
▪	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
▪	loss of the cooperation of a potential future partner;

-  31  -

▪	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
▪	requirements to cease distribution or to recall batches of product candidates; and
▪	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

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

-  32  -

We are aware of a number of companies that are developing antibodies for the treatment of cancer. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to antibodies that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the antibodies we develop are or become available.

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

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.

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

As of December 31, 2019, we had 113 full-time employees. Our focus on the development of ATRC‑101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

-  33  -

We may experience difficulties in managing our growth and expanding our operations.

We have limited experience in product development. As our current and potential future product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. We may also experience difficulties in the discovery and development of new potential future product candidates using our discovery platform if we are unable to meet demand as we grow our operations. In the future, we also expect to have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

-  34  -

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

-  35  -

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

-  36  -

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

-  37  -

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

-  38  -

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

We own pending nonprovisional patent applications in connection with ATRC-101 and related antibody variants. However, there is no guarantee that any current or future patent applications will result in the issuance of patents that will effectively protect ATRC-101 or other product candidates or will effectively prevent others from commercializing competitive products.

We may also file provisional patent applications in the United Stated related to our product candidates. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the provisional patent application. If we do not timely file non-provisional patent applications for our potential future provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications.

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

-  39  -

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

Moreover, some of our owned and in-licensed patents and patent applications are or may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third party co-owners’ interest in such patents or patent application, such co-owners may be able to license their rights to other third-parties, including our competitors, and our competitors could market competing products and technology. We may need the cooperation of any such co-owners of our patents to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business prospects and financial conditions.

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

-  40  -

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

-  41  -

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

-  42  -

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

-  43  -

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

-  44  -

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

-  45  -

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

-  46  -

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

-  47  -

▪	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and
▪	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Risks Related to Government Regulation

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our only product candidate, ATRC‑101, is in early clinical development and its risk of failure is high. It is impossible to predict when or if ATRC‑101 or any potential future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

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

-  48  -

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

-  49  -

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

-  50  -

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

-  51  -

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

-  52  -

reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a ‘‘Blueprint’’ to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In addition, on January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

-  53  -

violation. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act (discussed below);
▪

federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

-  54  -

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

Even if we receive marketing and commercialization approval of a product candidate, we will be subject to continuing regulatory requirements, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the United States and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a Risk Evaluation and Mitigation Strategy, or a REMS, after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. We intend to rely on third-party manufacturers, and we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future partners, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

-  55  -

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

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform remains uncertain, and our business and financial condition could be adversely affected. This Annual Report on Form 10-K does not provide an in-depth discussion of any such tax legislation or the manner in which it might affect purchasers of our

-  56  -

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their Class A common stock at or above the initial public offering price. The market price for our Class A common stock may be influenced by many factors, including the other risks described in this section of the Annual Report on Form 10-K titled ‘‘Risk Factors’’ and the following:

▪	our ability to advance ATRC‑101 or potential future product candidates through preclinical studies and clinical trials;
▪	results of preclinical studies and clinical trials of ATRC‑101 or potential future product candidates, or those of our competitors or potential future partners;
▪	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
▪	the success of competitive products or technologies;
▪	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
▪	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
▪	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
▪	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

-  57  -

▪	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
▪	market conditions in the pharmaceutical and biotechnology sectors;
▪	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
▪	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
▪	our ability or inability to raise additional capital and the terms on which we raise it;
▪	the recruitment or departure of key personnel;
▪	changes in the structure of healthcare payment systems;
▪	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
▪	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
▪	fluctuations in the valuation of companies perceived by investors to be comparable to us;
▪	announcement and expectation of additional financing efforts;
▪	speculation in the press or investment community;
▪	trading volume of our Class A common stock;
▪	sales of our Class A common stock by us or our stockholders;
▪	the concentrated ownership of our Class A common stock;
▪	changes in accounting principles;
▪	terrorist acts, acts of war or periods of widespread civil unrest;
▪	natural disasters and other calamities; and
▪	general economic, industry and market conditions.

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

The dual class structure of our common stock and the option of the holder of shares of our Class B common stock to convert into shares of our Class A common stock may limit your ability to influence corporate matters.

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

-  58  -

provisions of Section 16(b) of the Exchange Act. In addition, acquisitions of Class B common stock would not be subject to notification pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

An active trading market for our Class A common stock may not develop.

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

Our management has flexibility in allocating the net proceeds from our initial public offering, and you may not agree with how we use these proceeds, and these proceeds may not be invested successfully.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our capital stock as of December 31, 2019, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 76.0% of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over

-  59  -

management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

Sales of a substantial number of shares of our Class A common stock or Class B common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and other legal restrictions on resale in connection with our initial public offering lapse, the trading price of our Class A common stock could decline. These lock-up agreements expired in December 2019, which was 180 days from the date of the June 2019 Prospectus filed in connection with our initial public offering. In addition, shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under our 2019 Equity Incentive Plan, or our 2019 Plan, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

The holders of 17,248,259 shares of our Class A common stock (including Class A common stock issuable upon conversion of Class B common stock) at December 31, 2019 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our Class A common stock.

Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

-  60  -

We are an ‘‘emerging growth company’’ and our election of reduced reporting requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

-  61  -

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

We previously identified a material weakness in our internal control over financial reporting, which we believe has now been remediated. Any future failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

We previously identified a material weakness in our internal control over financial reporting related to a lack of application-based controls inherent in our enterprise resource planning, or ERP, system used for maintaining our financial books and records. As a result of such weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018 and December 31, 2017.

As of December 31, 2019, management sufficiently completed its remediation of this material weakness by taking the following actions:

"

We have implemented a new ERP system that is our system of record for our financial books and records from January 1, 2019 forward. This new ERP system has strong application-based controls inherent in its design that provide a stronger internal control infrastructure for financial reporting and for our internal control procedures.

"

We strengthened the segregation of duties by hiring additional personnel and implementing workflows to appropriately segregate the incompatible duties of custody of assets, approvals and authorizations, and recording of transactions;

"

We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with generally accepted accounting principles with regard to complex accounting issues.

"

We developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.

"	We performed testing related to the functioning of these controls and continue to monitor these controls and make enhancements as needed.

We have completed the documentation and review of the corrective actions described above and our management has concluded that the design and operation of our closing and financial reporting processes is effective and the previously identified material weakness has been remediated as of December 31, 2019.

Although we have remediated this material weakness in our internal control over financial reporting, any failure to improve our disclosure controls and procedures or internal control over financial reporting to address any identified

-  62  -

weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.

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

-  63  -

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are currently located at 450 East Jamie Court, South San Francisco, California, 94080, where the Company leases approximately 74,788 square feet of office and lab space. In addition, we rent approximately 33,000 square feet of office space in a separate facility.

We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

-  64  -

Item 3.   Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.   Mine Safety Disclosures

Not Applicable

-  65  -

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on The Nasdaq Select Global Market, or Nasdaq, under the symbol “BCEL.” Our Class B Common Stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock.

Holders of Record

As of March 9, 2020, there were 106 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $21.25 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 9, 2020, there were 2 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The disclosures of the Company’s stock performance graph is not required because we qualify as a smaller reporting company under federal securities laws.

Item 6.   Selected Financial Data

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

-  66  -

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involves risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended December 31 and the associated quarters, months and periods of those fiscal years.

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 1,600 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. We filed the Investigational New Drug, or IND, application for ATRC-101, which was cleared by the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2019 and have initiated a Phase 1b clinical trial in patients with select solid tumors in which the first patient was dosed in February 2020.

Since commencing operations in 2010, we have devoted substantially all our resources to research and development, raising capital, building our management team and building our intellectual property portfolio. We do not have any products approved for marketing or sale and have not generated any revenue from product sales. We have funded our operations to date primarily from the sale of convertible preferred stock. We have also received more than $15 million in payments to date under our service agreement with the Bill & Melinda Gates Foundation.

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates. Our net losses were $67.5 million and $37.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $164.1 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of December 31, 2019, our cash, cash equivalents and investments were $183.4 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical

-  67  -

studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

▪	complete clinical trials for ATRC‑101 and initiate preclinical studies on any additional product candidates that we may pursue in the future;
▪	continue research and development to expand our growing library of more than 1,600 antibodies and develop potential future product candidates from that collection;
▪	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
▪	seek marketing approvals for product candidates that successfully complete clinical trials;
▪	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
▪	implement additional operational, financial and management systems; and
▪	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Furthermore, as a result of the closing of our initial public offering in June 2019, costs associated with operating as a public company have increased. Such costs include significant legal, accounting, insurance, investor relations and other expenses that we did not incur historically as a private company.

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

-  68  -

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations during the respective periods:

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands)
Operating expenses:
Research and development	$54,726	$32,513	$22,213	68%
General and administrative	17,845	7,060	10,785	153%
Total operating expenses	72,571	39,573	32,998	83%
Operating Loss	(72,571)	(39,573)	(32,998)	83%
Other income (expense), net:
Other income	2,134	961	1,173	122%
Interest income	3,213	714	2,499	350%
Interest expense	(6)	(9)	3	(33)%
Preferred stock warrant liability revaluation	(123)	(33)	(90)	*
Foreign exchange loss	(8)	—	(8)	*
Loss on disposal of property and equipment	(122)	(1)	(121)	*
Total other income, net	5,088	1,632	3,456	212%
Income tax benefit (expense)	(1)	1	(2)	*
Net Loss	$(67,484)	$(37,940)	$(29,544)	78%

*Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Personnel related (including stock‑based compensation)	$20,440	$12,250
Product and preclinical contract services	15,453	8,453
Laboratory supplies and equipment	6,666	4,549
Consulting, legal and other services	4,131	3,614
Facility related	5,706	1,757
Other	2,330	1,890
Total research and development expenses	$54,726	$32,513

Research and development expenses increased by $22.2 million, or 68%, during the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily attributable to higher personnel-related expenses of $8.2 million as a result of additional employee headcount, a $7.0 million increase in product and preclinical development costs primarily associated with efforts to advance ATRC‑101 towards an IND application in late 2019, $3.9 million and $2.1 million of increases in facility and lab-related expenses due to expansion of lab facilities and activities.

General and Administrative

General and administrative expenses increased by $10.8 million, or 153%, during the year ended December 31, 2019 compared to the same period in 2018. The increase consists of a $5.4 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount, a $1.9 million increase in

-  69  -

consulting, legal and other services costs primarily due to increasing legal costs related compliance work, and IND filing for ATRC-101 and a $2.3 million increase in other expenses in relation to software subscriptions and employee relations.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income increased by $1.2 million during the year ended December 31, 2019 compared to the same period in 2018 due largely to an increase in the level of services being provided to external partners.

Interest Income

Interest income increased to $3.2 million during the year ended December 31, 2019 compared to $0.7 million during the year ended December 31, 2018 due to increased interest earned on our cash, cash equivalents and investment balances which were significantly higher in 2019 compared to 2018.

Interest Expense

Interest expense during the year ended December 31, 2019 and 2018 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Preferred Stock Warrant Liability Revaluation

Preferred stock warrant liability revaluation recognizes changes in the fair value of the preferred stock warrants. We recognized an expense of $123,000 during the year ended December 31, 2019 primarily as a result of an increase in the estimated fair market value of our company during that period.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and investments totaling $183.4 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury securities.

Due to our significant research and development expenditures, we have generated significant operating losses since inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock. We have also received more than $15 million under our agreement with the Bill & Melinda Gates Foundation to date. In September 2018, we issued and sold 8,941,325 shares of Series C1 convertible preferred stock and Series C2 convertible preferred stock for gross proceeds of approximately $125.0 million.

In June 2019, we completed our initial public offering, or IPO, of 6,452,500 shares of our Class A common stock and 2,000,000 shares of our Class B common stock at an offering price of $17.00 per share, including 1,102,500 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s Class A common stock. We received net proceeds of $130.8 million in our IPO, after deducting underwriting discounts and commissions of $10.1 million and offering expenses of $2.8 million. As of December 31, 2019, we had an accumulated deficit of $164.1 million.

Our management evaluates whether there are relevant conditions and events that in the aggregate raise substantial doubt about our ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued. We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating and capital needs for at least the next 12 months.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key

-  70  -

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(58,538)	$(34,700)
Cash (used in) provided by investing activities	(27,904)	20,658
Cash provided by financing activities	131,174	120,304
Net increase in cash and cash equivalents and restricted cash	$44,732	$106,262

Cash Flows from Operating Activities

For the year ended December 31, 2019, cash used in operating activities was $58.5 million, which consisted of a net loss of $67.5 million, partially offset by $7.2 million in non-cash charges and a net change of $1.7 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $1.7 million and stock-based compensation of $6.1 million, partially offset by accretion of discount on investments of $0.8 million. The change in operating assets and liabilities was primarily due to increases in accounts payable of $0.8 million and accrued expense of $2.5 million resulting from an increase in personnel-related expenses as a result of additional employee headcount and costs related to contractual manufacturing services, partially offset by an increase in prepaid expenses of $2.4 million as a result of increases in prepaid rent and prepaid insurance, partially offset by decreases in vendor prepayments and deposit.

For the year ended December 31, 2018, cash used in operating activities was $34.7 million, which consisted of a net loss of $37.9 million, partially offset by $2.9 million in non-cash charges and a net change of $0.4 in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.4 million and depreciation and amortization of $1.4 million. The change in operating assets and liabilities was primarily due to the net effect of an increase in payables and accruals of $1.8 million and an increase in prepaid expenses and other current assets of $1.4 million resulting from the timing of payments made for research and development activities.

Cash Flows from Investing Activities

For the year ended December 31, 2019, cash used in investing activities of $27.9 million was primarily related to $99.6 million in net purchases of investments and $3.4 million in purchases of property and equipment, partially offset by $75.0 million provided by proceeds from maturities of investments.

For the year ended December 31, 2018, cash provided by investing activities of $20.7 million was primarily attributable to maturities of investments totaling $22.4 million, partially offset by investments in property and equipment of $1.8 million.

Cash Flows from Financing Activities

For the year ended December 31, 2019, cash provided by financing activities was $131.2 million, which primarily related to $133.6 million proceeds from the IPO, net of underwriting discounts and commissions, partially offset by $2.8 million in payments related to IPO costs.

-  71  -

For the year ended December 31, 2018, cash provided by financing activities was $120.3 million, primarily related to $120.3 million proceeds from issuance convertible preferred stock, net of fees and commissions.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2019, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2019. Since inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(in thousands)
Contractual obligations:
Operating lease obligations	$5,622	$14,033	$14,286	$69,091	$103,032
Capital lease obligations	51	55	—	—	106
Total contractual obligations	$5,673	$14,088	$14,286	$69,091	$103,138

The operating lease obligations noted above represent operating lease obligations related to our currently occupied premises in South San Francisco, California and premises in San Carlos, California, which we are obligated to occupy in the future. These leases expire at various dates through the first half of 2033.

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

In July 2019, concurrently with the execution and delivery of the San Carlos Lease, we also entered into a lease agreement, or the Temporary Lease, for the lease of approximately 74,788 rentable square feet of office space located in South San Francisco, California, which is intended to serve as our temporary headquarters, office and laboratory space while our permanent headquarters is under construction.  The Temporary Lease commenced in August 2019, and is expected to end 90 days following the substantial completion of certain tenant improvements and construction on the space covered by the San Carlos Lease.  Base rent for the Temporary Lease is $280,455 per month, with annual increases of 3%.

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

-  72  -

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment—Overall, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the Consolidated Statements of Operations and Comprehensive Loss.

Research and Development Expenses and Accrued Research and Development Costs

We expense research and development costs as incurred. Research and development expenses consist of personnel costs for our research and product development employees. Also included are non-personnel costs such as professional fees payable to third parties for preclinical studies, clinical trials and research services, laboratory supplies and equipment maintenance and depreciation, intellectual property licenses and other consulting costs.

We estimate preclinical studies, clinical trials and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services on our behalf. We estimate these expenses based on discussions with management and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. We record the estimated costs of research and development activities based upon the estimated amount services provided but not yet invoiced, and include these costs in development expenses. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third party service provides under the service agreements. We make significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities. We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. Payments associated with licensing agreements to acquire exclusive license to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate future use are expensed as incurred.

Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. We evaluate these payments for current or long-term classification based on when we expect to receive these services.

Stock-Based Compensation

We maintain a stock-based compensation plan as a long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory options, or NSOs, incentive stock options, restricted stock and restricted stock units to employees and NSOs to nonemployees.

-  73  -

Stock-based payments are measured using fair-value-based measurements and recognized as compensation expense over the service period in which the awards are expected to vest. Our fair-value-based measurements of awards to employees and directors as of the grant date utilize the single-option award-valuation approach, and we use the straight-line method for expense attribution. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, the related risk-free interest rate and the expected dividend. We have elected to recognize forfeitures of stock-based payment awards as they occur.

For stock-based awards issued to non-employees, we record expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model over the service performance period.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

▪

Expected Term.  The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

▪

Expected Volatility.  Since we have been privately held and do not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

▪	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
▪	Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We elected to use this extended transition period for complying with new or revised accounting standards, including but not limited to Topic 842, the new lease accounting standard, that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We early adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), and Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Accounting Standards Codification Topic 718), as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

-  74  -

million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements included in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

-  75  -

Atreca, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

-  76  -

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Atreca, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atreca, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

March 11, 2020

We have served as the Company's auditor since 2017.

-  77  -

Atreca, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$157,954	$114,504
Investments	14,663	—
Prepaid expenses and other current assets	3,502	2,721
Total current assets	176,119	117,225
Property and equipment, net	5,771	4,143
Long-term Investments	10,799	—
Deposits and other	3,026	316
Total assets	$195,715	$121,684
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,133	$1,307
Accrued expenses	5,395	3,008
Other current liabilities	419	247
Total current liabilities	7,947	4,562
Capital lease obligations, net of current portion	53	100
Deferred rent	763	6
Preferred stock warrant liability	—	380
Total liabilities	8,763	5,048
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $0.0001 par value; 100,000,000 and 32,133,287 shares authorized as of December 31, 2019 and December 31, 2018, respectively; zero and 5,305,513 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $58,892)	—	55,030
Series B convertible preferred stock, $0.0001 par value; 100,000,000 and 18,008,749 shares authorized as of December 31, 2019 and December 31, 2018, respectively; zero and 3,001,421 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $35,000)	—	34,333
Series C1 convertible preferred stock, $0.0001 par value; 50,000,000 and 54,184,549 shares authorized as of December 31, 2019 and December 31, 2018, respectively; zero and 5,007,134 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $70,000)	—	65,691
Series C2 convertible preferred stock, $0.0001 par value; 50,000,000 and 23,605,150 shares authorized as of December 31, 2019 and December 31, 2018, respectively; zero and 3,934,191 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively (aggregate liquidation preference of $55,000)	—	54,615
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 650,000,000 and 191,398,492 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 22,035,976 and 2,119,872 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	—
Class B common stock, $0.0001 par value, 50,000,000 and 23,605,150 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 5,934,191 and zero shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	351,039	3,593
Accumulated other comprehensive income (loss)	16	(4)
Accumulated deficit	(164,106)	(96,622)
Total stockholders’ equity (deficit)	186,952	(93,033)
Total liabilities and stockholders’ equity (deficit)	$195,715	$121,684

-  78  -

Atreca, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018

Expenses
Research and development	$54,726	$32,513
General and administrative	17,845	7,060
Total expenses	72,571	39,573
Interest and other income (expense)
Other income	2,134	961
Interest income	3,213	714
Interest expense	(6)	(9)
Preferred stock warrant liability revaluation	(123)	(33)
Foreign exchange loss	(8)	—
Loss on disposal of property and equipment	(122)	(1)
Loss before income tax expense	(67,483)	(37,941)
Income tax benefit (expense)	(1)	1
Net loss	$(67,484)	$(37,940)
Net loss per share, basic and diluted	$(4.26)	$(18.02)
Weighted-average shares used in computing net loss per share, basic and diluted	15,834,175	2,104,861

-  79  -

Atreca, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2019	2018

Net loss	$(67,484)	$(37,940)
Other comprehensive income (loss);
Unrealized gain on fair value of investments	16	26
Unrealized gain (loss) on currency translation	4	(16)
Comprehensive loss	$(67,464)	$(37,930)

-  80  -

Atreca, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2017	8,306,934	$89,362	2,092,040	$—	$2,130	$(14)	$(58,682)	$(56,566)
Issuance of convertible preferred stock	8,941,325	120,306
Issuance of common stock upon exercise of options	—	—	27,832	—	44	—	—	44
Stock-based compensation	—	—	—	—	1,419	—	—	1,419
Unrealized gain on fair value of investments	—	—	—	—	—	26	—	26
Unrealized currency exchange loss	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(37,940)	(37,940)
Balances at December 31, 2018	17,248,259	$209,668	2,119,872	$—	$3,593	$(4)	$(96,622)	$(93,033)
Conversion of convertible preferred stock	(17,248,259)	(209,668)	17,248,259	2	209,666	—	—	209,668
Issuance of common stock upon initial public offering, net	—	—	8,452,500	1	130,785	—	—	130,786
Exercise of warrants	—	—	62,936	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	77,368	—	288	—	—	288
Vesting of early exercised stock options	—	—	—	—	15	—	—	15
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	503	—	—	503
Issuance of common stock under the Employee Stock Purchase Plan	—	—	9,232	—	133	—	—	133
Stock-based compensation	—	—	—	—	6,056	—	—	6,056
Unrealized gain on fair value of investments	—	—	—	—	—	16	—	16
Unrealized currency exchange gain	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(67,484)	(67,484)
Balances at December 31, 2019	—	$—	27,970,167	$3	$351,039	$16	$(164,106)	$186,952

-  81  -

Atreca, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(67,484)	$(37,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,697	1,409
Loss on disposal of property and equipment	122	1
Stock-based compensation	6,056	1,419
Preferred stock warrant liability revaluation	123	33
Accretion of discount on investments	(800)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,394)	(1,370)
Accounts payable	826	698
Accrued expenses	2,465	1,085
Other current liabilities	160	—
Deferred rent	691	(35)
Net cash used in operating activities	(58,538)	(34,700)
Cash Flows from Investing Activities
Purchase of property and equipment	(3,447)	(1,764)
Purchase of investments	(99,646)	—
Proceeds from maturities of investments	75,000	22,398
Change in deposits	189	24
Net cash provided by (used in) investing activities	(27,904)	20,658
Cash Flows from Financing Activities
Proceeds from issuance of convertible preferred stock, net	—	120,306
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	133	—
Proceeds from exercise of stock options	303	46
Proceeds from initial public offering, net	133,633	—
Principal payments on capital lease obligations	(47)	(48)
Payments of initial offering costs	(2,848)	—
Net cash provided by financing activities	131,174	120,304
Net change in cash, cash equivalents and restricted cash	44,732	106,262
Cash, cash equivalents and restricted cash, beginning of period	114,504	8,242
Cash, cash equivalents and restricted cash, end of period	$159,236	$114,504

-  82 -

Atreca, Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6	$9
Cash paid for income taxes	$1	$(1)
Supplemental Schedule of Non-Cash Investing and Financing Activities
Conversion of redeemable convertible preferred stock to common stock	$209,668	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$503	$—
Vesting of early exercised common stock options	$15	$—

-  83 -

1.            Business

Nature of Business

Atreca, Inc. (the “Company”) was incorporated in the State of Delaware on June 11, 2010 (“inception date”), and is located in South San Francisco, California. In April 2016, the Company formed a wholly owned subsidiary, Atreca Pte. Ltd., in Singapore. The Company is a biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. The Company's lead product candidate, ATRC-101, is a monoclonal antibody in clinical development with a novel mechanism of action and a target derived from an antibody identified using its discovery platform. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

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

Deferred Offering Cost

Deferred offering costs of $2.8 million, consisting of legal, accounting and other fees and costs related to the IPO, were reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO in June 2019. During the year ended December 31, 2019, $2.8 million of the deferred offering costs were paid.

-  84 -

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

Principles of Consolidation

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates in the consolidated financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, the fair value of warrants issued to purchasers of shares of preferred stock and common stock and fair value of options granted under the Company's stock option plan.

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

-  85 -

of $237,000 and $282,000 are included in prepaid expenses and other current assets as of December 31, 2019 and 2018, respectively. Contract liabilities of zero and $200,000 are included in other current liabilities as of December 31, 2019 and 2018, respectively.

Collaboration and Service Arrangements

In March 2016, the Company entered into a research collaboration agreement with Genome Institute of Singapore (GIS) for the development of a high-throughput microfluidic droplet system for single cell phenotyping and genotyping. Under the agreement, the Company contributes reimbursement of research expenses and certain reagents and other consumables to GIS. The Company accounts for the collaboration agreement with GIS in accordance with ASC 808—Collaborative Arrangements. The Company recognized $36,000 and $522,000 of research and development expenses in 2019 and 2018, respectively, under the collaboration agreement, including wind-down costs. The Company exercised its right to early terminate the collaboration agreement in December 2018.

Fair Value of Financial Instruments:

The Company uses a three-level hierarchy, which prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risk associated with those financial instruments.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.3 million and zero as of December 31, 2019 and 2018, respectively. This amount as of December 31, 2019 is included in deposits and other in the accompanying consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

-  86 -

	December 31,
	2019	2018
Cash and cash equivalents	$157,954	$114,504
Restricted cash	1,282	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$159,236	$114,504

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

Convertible Preferred Stock Warrants

The Company issued convertible preferred stock warrants, which were exercisable into Series A preferred stock with liquidation preference. The conversion feature was evaluated under ASC Topic 480, Distinguishing liabilities from equity and the warrants were determined to be debt instruments and classified prior to the IPO as liabilities on the consolidated balance sheets. The Company recorded these warrant liabilities at fair value and adjusted the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain (loss) on revaluation of the warrant liability in the consolidated statements of operations. Upon the IPO, the 49,997 preferred stock warrants were converted to common stock warrants of Class A shares and the warrant liability of $0.5 million was reclassified to additional paid-in capital as a result of the conversion. The warrants were not subject to further remeasurement for fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at three financial institution and were in excess of the Federal Deposit Insurance Corporation insurable limit at December 31, 2019, and 2018. Additionally, cash and cash equivalents and investments are maintained at a brokerage firm for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

The Company does not require collateral or other security for other receivables; however, credit risk is mitigated by the Company’s ongoing evaluations of its debtors’ credit worthiness.

Property and Equipment

Property and equipment are stated at cost less depreciation. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are

-  87 -

amortized over the estimated useful life of the asset, or the remaining lease term, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred.

Accounting for Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recorded any impairment of long-lived assets in 2019 or 2018.

Intellectual Property

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of research and development costs since inception. As of December 31, 2019, and 2018, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property-related expenses for the years ended December 31, 2019 and 2018 were $1.3 million and $1.1 million, respectively.

Deferred Rent

The Company has entered into lease agreements for its laboratory and office facilities. These leases qualify as and are accounted for as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

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

-  88 -

extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that the Company is no longer an EGC.

Income Taxes

The Company applies the provisions set forth in FASB ASC Topic 740, Income Taxes, to account for the uncertainty in income taxes. In the preparation of income tax returns in federal, foreign and state jurisdictions, the Company asserts certain income tax positions based on its understanding and interpretation of income tax laws. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of income tax expense in the Company's consolidated financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. A valuation allowance is provided against the Company's deferred income tax assets when realization is not reasonably assured.

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company's stock options, common stock warrants, convertible preferred stock warrants and convertible preferred stock, which are convertible into shares of the Company's common stock. No shares related to the convertible preferred stock were included in the diluted net loss calculation for the years ended December 31, 2019 or 2018 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were also excluded from the diluted net loss calculation for the years ended December 31, 2019 and 2018 because such shares are anti-dilutive.

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

-  89 -

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

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$152,770	$—	$—	$152,770
Certificates of deposit	1,950	—	—	1,950
Corporate debt securities	—	3,459	—	3,459
U.S. Treasury securities	20,052	—	—	20,052
	$174,772	$3,459	$—	$178,231

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$109,630	$—	$—	$109,630
Total	$109,630	$—	$—	$109,630
Liabilities
Warrant liability	$—	$—	$380	$380
Total	$—	$—	$380	$380

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available. The Company measured the fair value of the corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of December 31, 2019 and 2018, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than two years.

The fair value of the warrants was calculated using the Black-Scholes option pricing model and was revalued to fair value at the end of each reporting period until the warrants were converted to common stock warrants effective with the closing of the IPO on June 24, 2019. The liability was valued using the following assumptions:

December 31,
2018
Exercise price (1)	$14.46
Stock price (2)	$13.20
Time to maturity (in years)	3.64
Volatility (3)	83.7%
Risk-free interest rate (4)	2.50%
Expected dividend	$—

(1)	Based upon terms provided in the warrant agreement.
(2)	Based upon an independently prepared valuation as of December 31, 2018, adjusted for the one-for-six reverse stock split.

-  90 -

(3)	Based upon the historical daily volatility of a group of peer public company closing prices.
(4)	Based upon interest rate for U.S. Treasury Bonds, as published by the U.S. Federal Reserve.

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

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$157,954	$—	$—	$157,954
U.S. Treasury securities	20,037	16	—	20,053
Corporate debt securities	3,459	—	—	3,459
Certificates of deposit	1,950	—	—	1,950
Total	183,400	16	—	183,416
Less amounts classified as cash and cash equivalents	(157,954)	—	—	(157,954)
Total available-for-sale investments	$25,446	$16	$—	$25,462

	As of December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$114,504	$—	$—	$114,504
Total	114,504	—	—	114,504
Less amounts classified as cash and cash equivalents	(114,504)	—	—	(114,504)
Total available-for-sale investments	$—	$—	$—	$—

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid insurance	$1,265	$36
Vendor prepayments and deposits	963	2,009
Prepaid rent	879	394
Non-trade receivables	242	282
Interest receivables and other current assets	153	—
Total prepaid expenses and other current assets	$3,502	$2,721

-  91 -

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$9,355	$7,561
Furniture and fixtures	225	386
Computer hardware and software	785	580
Leasehold improvements	765	236
	11,130	8,763
Less accumulated depreciation and amortization	(5,359)	(4,620)
Total property and equipment, net	$5,771	$4,143

Depreciation and amortization expense was $1.7 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. The net book value of property and equipment under capital leases was $94,000 and $142,000 at December 31, 2019 and 2018, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Compensation and related benefits	$4,435	$2,568
Professional fees	214	183
Contract research fees	563	43
Other	183	214
Total accrued expenses	$5,395	$3,008

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through May 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $4,534,000 and $1,250,000 for the years ended December 31, 2019 and 2018, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at December 31, 2019 (in thousands):

-  92 -

	Capital	Operating
	Leases	Leases
Years ending December 31:
2020	51	5,622
2021	51	6,697
2022	4	7,336
2023	—	7,037
2024	—	7,249
Thereafter	—	69,091
Total minimum lease payments	106	$103,032
Less: amount representing interest	(6)
Present value of capital lease obligation	100
Less: current portion	(47)
Non-current portion	$53

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

Convertible Preferred Stock Warrant

Upon the IPO, the 49,997 preferred stock warrants were revalued and converted to common stock warrants of Class A common stock shares and the warrant liability of $0.5 million was reclassified to additional paid-in capital as a result of the conversion. The warrants were not subject to further remeasurement for fair value. The balances of the preferred stock warrant liabilities were zero and $0.4 million, respectively, as of December 31, 2019 and 2018.

Common Stock Warrant

In connection with the issuance of Series A in August 2015, the Company issued a warrant to purchase an aggregate of 62,936 shares of common stock at $0.0001 per share. The warrant was immediately exercisable and expires, if not exercised, in August 2025. At issuance, the fair value of the warrant was determined to be $41,509, which was recorded as a Series A preferred stock issuance cost and additional paid-in capital. The warrant was exercised in full during the year ended December 31, 2019 and the Company issued 62,936 shares of Class A common stock upon such exercise.

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

-  93 -

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

Stock option activity under the Plan is as follow (in thousands, except share and per share data and years):

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2017	567,319	$3.96	8.1	$694
Granted	1,609,086	6.66
Exercised	(27,832)	1.68
Cancelled	(12,282)	4.92
Balances, December 31, 2018	2,136,291	$6.06	8.9	$12,881
Granted	1,764,713	13.63
Exercised	(77,368)	3.94
Cancelled	(81,492)	9.80
Balances, December 31, 2019	3,742,144	$9.58	8.6	$22,910
Vested and expected to vest at December 31, 2019	3,742,144	$9.58	8.6	$22,910
Exercisable at December 31, 2019	1,793,254	$5.87	7.7	$17,211
Vested at December 31, 2019	1,168,118	$6.27	7.5	$10,747

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2019 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted-		Average
	Number of	Contractual	Average	Shares Subject	Exercise
	Stock Options	Life	Exercise Price	to Stock	Price per
Exercise Prices	Outstanding	(Years)	per Share	Options	Share
Up to $0.66	48,984	2.9	$0.17	48,984	$0.17
$4.56-$5.16	1,474,367	7.7	$5.00	1,450,561	$5.00
$9.94-$12.95	1,720,981	9.1	$11.56	293,709	$11.13
$16.10-$22.06	497,812	9.5	$17.18	—	—
	3,742,144	8.6	$9.58	1,793,254	$5.87

The weighted‑average grant date fair value of options granted to employees and non‑employees in the year ended December 31, 2019 and 2018 was $10.35 and $5.16, respectively. The fair value of each option is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

-  94 -

	Year Ended December 31,
	2019	2018
Expected life (in years)	6.02	6.01
Volatility	81.0%	78.3%
Risk-free interest rate	2.16%	2.88%

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the year ended December 31, 2019, the expense related to the ESPP was $348,000. The fair value of each ESPP is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Year Ended December 31,
	2019	2018
Expected life (in years)	0.2 - 2.0	—
Volatility	74.5 - 101.6%	—%
Risk-free interest rate	1.50 - 2.15%	—%

The Company recognized $6.1 million and $1.4 million of stock‑based compensation expense related to options and the ESPP granted to employees and non‑employees for the years ended December 31, 2019 and 2018, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$2,977	$631
General and administrative	3,079	788
	$6,056	$1,419

No income tax benefits have been recognized in the statements of operations for stock‑based compensation arrangements and no stock‑based compensation costs have been capitalized as property and equipment as of December 31, 2019.

Unrecognized estimated compensation expense as of December 31, 2019, totaled $20.0 million related to non‑vested stock options with a remaining requisite service period of 3.1 years.

-  95 -

11.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. The Company has not made any matching contributions to date.

12.          Net Loss Per Share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preferred stock to have been participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses.

Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options to purchase common stock, early exercised stock options, and warrants to purchase redeemable convertible preferred stock and common stock are considered common shares equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders for earnings per share, basic and diluted	$67,484	$37,940
Denominator:
Shares used to compute net loss per share, basic and diluted	15,834,175	2,104,861

Basic and diluted net loss attributable to common stockholders per share	$4.26	$18.02

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

-  96 -

	Year Ended December 31,
	2019	2018
Convertible preferred stock (as converted)	—	17,248,259
Common stock options	3,742,144	2,136,291
Common stock warrants	49,997	62,936
Convertible preferred stock warrants	—	49,997
Early exercised stock options	913	—
	3,793,054	19,497,483

13.          Income Taxes

For the years ended December 31, 2019, and 2018, the Company recorded income tax provision related to state minimum taxes due. A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	December 31,
	2019	2018
Tax computed at federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	8.3%	2.0%
Other	(1.0)%	(1.5)%
Tax reform rate change	0.0%	0.4%
Change in valuation allowance	(30.4)%	(24.2)%
Credits	2.1	2.3%
Effective income tax rate	0.0%	0.0%

Deferred income taxes result from the tax effect of transactions that are recognized in different periods for financial statement and income tax reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$34,529	$18,636
Tax credits	7,459	4,121
Intangibles	1,914	1,554
Other	1,379	366
Total deferred tax assets	45,281	24,677
Deferred tax liabilities:
Fixed assets	233	133
Total deferred tax liabilities	233	133
Valuation allowance	(45,048)	(24,544)
Total	$—	$—

The Company uses the "more likely than not" criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and has reserved an unrecognized tax benefit of $2.6 million and $1.4 million as of December 31, 2019 and 2018, respectively.

-  97 -

The following table summarizes the changes in the Company’s unrecognized tax benefits during the periods presented (in thousands):

	As of December 31,
	2019	2018
Beginning of period	$1,396	$915
Current period tax position increases	1,097	457
Prior period tax position increases	90	24
End of period	2,583	1,396

The increase in the unrecognized tax benefit in 2019 is primarily additions based on tax positions related to 2019. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense. No amounts of interest or penalties were recognized in the Company's consolidated financial statements for 2019 or 2018. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

The net increase in the valuation allowance was $20.5 million and $9.2 million in 2019 and 2018, respectively.

At December 31, 2019, the Company has federal and state net operating loss carryforwards of $46.5 million and $46.2 million, respectively, which begin to expire in 2030 and $98.5 million of federal net operating loss carryforwards which do not expire but are subject to the 80% taxable income limitation. Additionally, the Company had federal tax credits totaling $5.7 million and $3.2 million at December 31, 2019 and 2018, respectively, and state tax credits totaling $5.3 million and $2.9 million, at December 31, 2019 and 2018, respectively. The federal tax credits begin to expire in 2032. The state tax credits may be carried forward indefinitely.

Section 382 of the Internal Revenue Code of 1986, as amended, limits the use of net operating losses and income tax credit carryforwards in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company's capital stock, utilization of the carryforwards could be restricted.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Singapore. The U.S. federal and state tax years from 2010 to 2019 remain open to examination due to the carryover of unused net operating loss carryforwards and tax credits.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions subject certain U.S. entities to current tax on GILTI earned by certain foreign subsidiaries. The Company has considered these new provisions as they are effective for tax years starting after December 31, 2017 and determined that none will likely apply for the year ended December 31, 2019 and 2018.

14.          Related Party Transactions

The Company recorded other income of $611,000 and $892,000 for the years ended December 31, 2019, and 2018, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder as of December 31, 2019, and 2018 of $121,000 and $89,000, respectively.

The Company recorded expense of $1.4 million and $1.1 million for the years ended December 31, 2019, and 2018, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $69,000 and $134,000 to the related party at December 31, 2019, and 2018, respectively.

-  98 -

The Company recorded expense of $2.7 million and $0.5 million for the years ended December 31, 2019, and 2018, respectively, related to legal services performed by a related party. The Company owed $186,000 and $40,000 to the related party at December 31, 2019, and 2018, respectively.

The Company recorded research and development expenses of $400,000 for each of the years ended December 31, 2019, and 2018, respectively, under consulting agreements with two members of the Company’s board of directors. On August 22, 2019, one of the two members provided the Company with notice of his resignation from the Company’s Board of Directors. The Company owed $73,000 and zero to the member of the Company’s board of directors as of December 31, 2019, and 2018, respectively.

15.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the consolidated financial statements through March 11, 2020, the date on which the consolidated financial statements were available to be issued.

In February, the Company entered into a research collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”), to identify the antigenic targets of select antibodies discovered by Atreca with potential utility in oncology. Under the terms of the agreement, Atreca received a nominal upfront cash payment and following target identification, both companies will have freedom to advance therapeutic candidates against the targets identified under the collaboration, with development and commercial milestones payable by either party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under Rule 13a-15(f) of the Exchange Act.  We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial

-  99 -

Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the JOBS Act.  Subject to certain limitations, we expect to remain an emerging growth company under the JOBS Act for up to five years from June 24, 2019, the date of our initial public offering. . In connection with our preparation and the audits of our financial statements as of and for the years ended December 31, 2019 and 2018, we and our auditor identified a material weakness as defined under the Exchange Act and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting.. The material weakness related to a lack of application-based controls inherent in our enterprise resource planning (“ERP”) system used for maintaining our financial books and records. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we fail to establish and maintain effective internal control over financial reporting in the future, our operating results and our ability to operate our business could be harmed.

Remediation of Previously Identified Material Weaknesses

Management previously identified and disclosed a material weakness in our internal control over financial reporting at June 24, 2019 which related to a lack of application-based controls inherent in our enterprise resource planning (“ERP”) system used for maintaining our financial books and records.

As of December 31, 2019, management sufficiently completed its remediation of this material weakness by taking the following actions:

"

We have implemented a new ERP system that is our system of record for our financial books and records from January 1, 2019 forward. This new ERP system has strong application-based controls inherent in its design that provide a much stronger internal control infrastructure for financial reporting and for our internal control procedures.

"

We strengthened the segregation of duties by hiring additional personnel and implementing workflows to appropriately segregate the incompatible duties of custody of assets, approvals and authorizations, and recording of transactions;

"

We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues.

"

We developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.

"	We performed testing related to the functioning of these controls and continue to monitor these controls and make enhancements as needed.

We have completed the documentation and review of the corrective actions described above and our management has concluded that the design and operation of our closing and financial reporting processes is effective and therefore that this previously identified material weakness has been fully remediated as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

Except for those remedial actions described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-  100 -

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

Item 9B.   Other Information

None.

-  101 -

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2020 Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at ir.atreca.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The Nasdaq Global Select Market. The inclusion of our website address in this Form 10-K does not include or incorporate by reference into this Form 10-K the information on or accessible through our website.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at ir.atreca.com within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by this Item will be included in the 2020 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2020 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2020 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in the 2020 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

-  102 -

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

(1) All financial statements

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Annual Report on From 10-K.

-  103 -

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-231770	4.2	05/24/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1	333-231770	4.3	05/24/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

4.5	Description of Registrant’s Securities					X

10.1#	Atreca, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-231770	10.1	05/24/19

10.2#	Atreca, Inc. 2019 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-231770	10.2	06/10/19

10.3#	Atreca, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231770	10.3	06/10/19

10.4#	Letter Agreement, dated as of November 7, 2019, by and between the Registrant and Susan Berland.	10-Q	001-38935	10.3	11/12/19

10.5#	Form of Indemnity Agreement entered into by and between the Registrant and each director and officer.	S-1	333-231770	10.4	05/24/19

10.6	Lease Agreement dated July 17, 2019, between the Registrant and ARE-EAST JAMIE COURT, LLC.	8-K	001-38935	10.18	07/23/19

10.7	Lease Agreement dated July 17, 2019, between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.	8-K	001-38935	10.19	07/23/19

10.8#	Letter Agreement, dated May 28, 2019, between the Registrant and Lisa Decker.	10-Q	001-38935	10.6	08/13/19

10.9#	Executive Employment Agreement, dated June 10, 2019, between the Registrant and Courtney Phillips.	10-Q	001-38935	10.7	08/13/19

-  104 -

10.10	Registration Rights Agreement, dated as of March 11, 2020, by and among the Registrant, Baker Brothers Life Sciences L.P. and 667, L.P.					X

10.11#	Atreca, Inc. Non-Employee Director Compensation Policy.					X

10.12#	Atreca, Inc. Performance Bonus Plan					X

10.13†	Nominating Agreement, dated as of September 5, 2018, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P.	S-1/A	333-231770	10.15	06/10/19

10.14	Sublease, dated as of March 22, 2016, by and between the Registrant and CardioDxz, Inc.	S-1/A	333-231770	10.12	06/10/19

10.15	First Amendment to Sublease, dated as of August 25, 2017, by and between the Registrant and CardioDx, Inc.	S-1/A	333-231770	10.13	06/10/19

10.16†	Letter Agreement, dated as of August 21, 2015, by and between the Registrant and the Bill & Melinda Gates Foundation.	S-1/A	333-231770	10.14	06/10/19

10.17†	Exclusive (Equity) Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.16	06/10/19

10.18	Amendment to the Exclusive (Equity Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.17	06/10/19

21.1	Subsidiaries of the Registrant.	S-1	333-231770	21.1	05/24/19

23.1	Consent of OUM & Co. LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in signature pages).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*

Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

						X

-  105 -

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

_________________________________________________

#Indicates management contract or compensatory plan.

†Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.

*The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

-  106 -

Item 16.   Form 10-K Summary

None.

-  107 -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of South San Francisco, State of California.

ATRECA, INC.

Date:	March 11, 2020	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

-  108 -

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Orwin, Herbert Cross and Courtney Phillips, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. ORWIN	Director, President and Chief Executive Officer	March 11, 2020
John A. Orwin	(Principal Executive Officer)

/s/ HERBERT CROSS	Chief Financial Officer	March 11, 2020
Herbert Cross	(Principal Financial and Accounting Officer)

/s/ BRIAN ATWOOD	Chairman of the Board of Directors	March 11, 2020
Brian Atwood

/s/ FRANKLIN BERGER	Director	March 11, 2020
Franklin Berger

/s/ DAVID LACEY	Director	March 11, 2020
David Lacey

/s/ WILLIAM H. ROBINSON	Director	March 11, 2020
William H. Robinson, M.D., Ph. D.

/s/ LINDSEY ROLFE	Director	March 11, 2020
Lindsey Rolfe, BSc, MB ChB, MRCP, FFPM

/s/ TITO A. SERAFINI	Director and Chief Strategy Officer	March 11, 2020
Tito A. Serafini, Ph.D.

-  109 -