Form 10-Q
period 2020-03-31
Atreca, Inc.
filed 2020-05-14
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the registrant had 22,200,923 shares of Class A common stock, $0.0001 par value per share and 5,934,191 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Atreca, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$92,183	$157,954
Investments	58,880	14,663
Prepaid expenses and other current assets	3,147	3,502
Total current assets	154,210	176,119
Property and equipment, net	6,632	5,771
Long-term investments	15,229	10,799
Deposits and other	2,898	3,026
Total assets	$178,969	$195,715
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,378	$2,133
Accrued expenses	2,930	5,395
Other current liabilities	1,549	419
Total current liabilities	6,857	7,947
Capital lease obligations, net of current portion	41	53
Deferred rent	1,431	763
Other non-current liabilities	505	—
Total liabilities	8,834	8,763
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both March 31, 2020 and December 31, 2019, respectively; 22,159,404 and 22,035,976 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both March 31, 2020 and December 31, 2019, respectively; 5,934,191 shares issued and outstanding as of both March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	354,477	351,039
Accumulated other comprehensive income	179	16
Accumulated deficit	(184,524)	(164,106)
Total stockholders’ equity	170,135	186,952
Total liabilities and stockholders’ equity	$178,969	$195,715

-  3  -

Atreca, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Expenses
Research and development	$14,210	$11,713
General and administrative	7,123	2,518
Total expenses	21,333	14,231
Interest and other income (expense)
Other income	231	165
Interest income	685	545
Interest expense	(1)	(2)
Preferred stock warrant liability revaluation	—	(50)
Loss on disposal of property and equipment	—	(5)
Loss before income tax expense	(20,418)	(13,578)
Income tax expense	—	(1)
Net loss	$(20,418)	$(13,579)
Net loss per share, basic and diluted	$(0.73)	$(6.40)
Weighted-average shares used in computing net loss per share, basic and diluted	28,020,408	2,120,925

-  4  -

Atreca, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(20,418)	$(13,579)
Other comprehensive income (loss);
Unrealized gain on fair value of investments	163	28
Unrealized loss on currency translation	—	(1)
Comprehensive loss	$(20,255)	$(13,552)

-  5  -

Atreca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended March 31, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	17,248,259	$209,668	2,119,872	$1	$3,593	$(4)	$(96,622)	$(93,032)
Issuance of convertible preferred stock	—	—
Issuance of common stock upon exercise of options	—	—	3,385	—	13	—	—	13
Stock-based compensation	—	—	—	—	776	—	—	776
Unrealized gain on fair value of investments	—	—	—	—	—	28	—	28
Unrealized currency exchange loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(13,579)	(13,579)
Balances at March 31, 2019	17,248,259	$209,668	2,123,257	$1	$4,382	$23	$(110,201)	$(105,795)

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended March 31, 2020	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	—	$—	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon exercise of options	—	—	86,872	—	419	—	—	419
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	—	—	36,556	—	533	—	—	533
Stock-based compensation	—	—	—	—	2,482	—	—	2,482
Unrealized gain on fair value of investments	—	—	—	—	—	163	—	163
Net loss	—	—	—	—	—	—	(20,418)	(20,418)
Balances at March 31, 2020	—	$—	28,093,595	$3	$354,477	$179	$(184,524)	$170,135

-  6  -

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(20,418)	$(13,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	397
Loss on disposal of property and equipment	—	5
Stock-based compensation	2,482	776
Preferred stock warrant liability revaluation	—	50
Accretion of discount on investments	(80)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	356	(562)
Accounts payable	(79)	716
Accrued expenses	(3,020)	(993)
Other current liabilities	1,124	225
Other non-current liabilities	505	—
Deferred rent	675	(12)
Net cash used in operating activities	(17,914)	(12,977)
Cash Flows from Investing Activities
Purchase of property and equipment	(523)	(166)
Purchase of investments	(58,974)	(74,314)
Proceeds from maturities of investments	10,570	—
Change in deposits	127	52
Net cash used in investing activities	(48,800)	(74,428)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	533	—
Proceeds from exercise of stock options	423	13
Principal payments on capital lease obligations	(13)	(12)
Payments of initial offering costs	—	(57)
Net cash provided by (used in) financing activities	943	(56)
Net change in cash, cash equivalents and restricted cash	(65,771)	(87,461)
Cash, cash equivalents and restricted cash, beginning of period	159,236	114,504
Cash, cash equivalents and restricted cash, end of period	$93,465	$27,043

-  7 -

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$2
Cash paid for income taxes	$—	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Vesting of early exercised common stock options	$4	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$879
Deferred offering costs included in accounts payable and accrued expenses	$—	$223

-  8 -

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.            Business

Nature of Business

Atreca, Inc. (the “Company”) was incorporated in the State of Delaware on June 11, 2010 (“inception date”), and is located in South San Francisco, California. In April 2016, the Company formed a wholly owned subsidiary, Atreca Pte. Ltd., in Singapore. Atreca Pte. Ltd., was dissolved in the first quarter of fiscal year 2020. The Company is a biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. The Company's lead product candidate, ATRC-101, is a monoclonal antibody in clinical development with a novel mechanism of action and target derived from an antibody identified using its discovery platform. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

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

-  9 -

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2020 and its results of operations and cash flows for the three months ended March 31, 2020 and 2019. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The condensed results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $215,000 and $237,000 are included in prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019, respectively.  In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and will be recognized as other income over the expected service period of 18 months. Contract liabilities of $1.4 million and $0.5 million related to the agreement are included in other current liabilities and other non-current liabilities, respectively, as of March 31, 2020.  There were no contract liabilities included in other current liabilities and non-current liabilities as of December 31, 2019.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1,282,000 as of both March 31, 2020 and December 31, 2019, respectively. This amount as of March 31, 2020 is included in deposits and other in the accompanying condensed

-  10 -

consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$92,183	$157,954
Restricted cash	1,282	1,282
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$93,465	$159,236

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

Convertible Preferred Stock Warrants

The Company issued convertible preferred stock warrants, which were exercisable into Series A preferred stock with liquidation preference. The conversion feature was evaluated under ASC Topic 480, Distinguishing liabilities from equity and the warrants were determined to be debt instruments and classified prior to its initial public offering (the “IPO”) as liabilities on the consolidated balance sheets. The Company recorded these warrant liabilities at fair value and adjusted the carrying value to their estimated fair value at each reporting date with the increases or decreases in the fair value recorded as a gain (loss) on revaluation of the warrant liability in the consolidated statements of operations. Upon the IPO, the 49,997 preferred stock warrants were converted to common stock warrants of Class A shares and the warrant liability of $0.5 million was reclassified to additional paid-in capital as a result of the conversion. The warrants were not subject to further remeasurement for fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at two financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at March 31, 2020 and December 31, 2019. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

-  11 -

The Company does not require collateral or other security for other receivables; however, credit risk is mitigated by the Company’s ongoing evaluations of its debtors’ credit worthiness.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits, consultant fees, stock-based compensation, certain facility costs, legal costs and other costs associated with preclinical and clinical development.

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers in connection with preclinical and clinical development activities and contract manufacturing organizations in connection with the production of materials for clinical trials. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02 and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, and ASU 2019-01 (collectively, “Topic 842”), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Topic 842 is effective for the Company as of January 1, 2022. Early adoption is permitted. The Company’s most significant lease is its operating lease for its corporate headquarters, and, while the Company has not yet estimated the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the overall recognition of expense will be similar to current guidance, but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities.

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

-  12 -

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

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$85,176	$—	$—	$85,176
Certificates of deposit	2,644	—	—	2,644
Commercial paper	—	19,544	—	19,544
Corporate debt securities	—	16,400	—	16,400
U.S. Treasury securities	31,217	—	—	31,217
U.S. Agency bonds	—	10,015	—	10,015
	$119,037	$45,959	$—	$164,996

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$152,770	$—	$—	$152,770
Certificates of deposit	1,950	—	—	1,950
Corporate debt securities	—	3,459	—	3,459
U.S. Treasury securities	20,052	—	—	20,052
Total	$174,772	$3,459	$—	$178,231

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available. The Company measured the fair value of the commercial paper, corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of March 31, 2020 and 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than two years.

-  13 -

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of March 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$86,473	$—	$—	$86,473
U.S. Treasury securities	31,017	200	—	31,217
Commercial paper	19,543	—	—	19,543
Corporate debt securities	16,436		(36)	16,400
U.S. Agency bonds	10,000	15	—	10,015
Certificates of deposit	2,644	—	—	2,644
Total	166,113	215	(36)	166,292
Less amounts classified as cash and cash equivalents	(92,183)	—	—	(92,183)
Total available-for-sale investments	$73,930	$215	$(36)	$74,109

	As of December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$157,954	$—	$—	$157,954
U.S. Treasury securities	20,037	16	—	20,053
Corporate debt securities	3,459	—	—	3,459
Certificates of deposit	1,950	—	—	1,950
Total	183,400	16	—	183,416
Less amounts classified as cash and cash equivalents	(157,954)	—	—	(157,954)
Total available-for-sale investments	$25,446	$16	$—	$25,462

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Vendor prepayments and deposits	$1,173	$963
Prepaid rent	721	879
Prepaid insurance	693	1,265
Non-trade receivables	343	242
Interest receivables and other current assets	217	153
Total prepaid expenses and other current assets	$3,147	$3,502

-  14 -

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$10,409	$9,355
Furniture and fixtures	242	225
Computer hardware and software	798	785
Leasehold improvements	702	629
Construction in process	351	136
	12,502	11,130
Less accumulated depreciation and amortization	(5,870)	(5,359)
Total property and equipment, net	$6,632	$5,771

Depreciation expense was $541,000 and $397,000 for the three months ended March 31, 2020 and 2019, respectively.

The net book value of property and equipment under capital leases was $83,000 and $94,000 at March 31, 2020 and December 31, 2019, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Compensation and related benefits	$1,434	$4,435
Lab equipment	555	—
Contract research fees	389	563
Professional fees	302	214
Other	250	183
Total accrued expenses	$2,930	$5,395

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through July 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $1,985,000 and $385,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

-  15 -

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at March 31, 2020 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2020 (remaining 9 months)	$38	$4,235
2021	51	5,891
2022	4	7,286
2023	—	6,986
2024	—	7,195
Thereafter	—	70,918
Total minimum lease payments	93	$102,511
Less: amount representing interest	(5)
Present value of capital lease obligation	88
Less: current portion	(47)
Non-current portion	$41

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

-  16 -

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

Stock option activity under the Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2019	3,742,144	$9.58	8.6	$22,910
Granted*	636,000	22.02
Exercised	(86,872)	4.82
Cancelled	(6,690)	11.43
Balances, March 31, 2020	4,284,582	$11.52	8.6	$25,368
Vested and expected to vest at March 31, 2020	4,284,582	$11.52	8.6	$25,368
Exerciseable at March 31, 2020	1,888,288	$6.65	7.8	$18,813
Vested at March 31, 2020	1,374,666	$7.21	7.7	$12,954

  *  The board of directors of the Company approved the grant of 564,800 stock options on February 26, 2020. As the Company prioritized other communications including COVID-19 related matters, the terms of the 564,800 stock options were not communicated until April 2020. As a result, the Company excluded these options from the computation of expense and option activity in the quarter ended March 31, 2020. These options will be included in the second Quarterly Report on Form 10-Q.

The weighted‑average grant date fair value of options granted to employees and non‑employees in the three months ended March 31, 2020 and 2019 was $15.63 and $8.46, respectively. The fair value of each option is estimated on the date of grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected life (in years)	5.95	6.02
Volatility	84.9%	80.8%
Risk-free interest rate	1.19%	2.46%

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the three months ended March 31, 2020, the expense related to the ESPP was $163,000. The fair value of each ESPP is estimated on the date of

-  17 -

grant using the Black‑Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Three Months Ended March 31,
2020
Expected life (in years)	0.5 - 2.0
Volatility	91.4 - 106.8%
Risk-free interest rate	0.86 - 1.11%

The Company recognized $2,482,000 and $776,000 of stock‑based compensation expense related to options and ESPP granted to employees and non‑employees for the three months ended March 31, 2020 and 2019, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,058	$419
General and administrative	1,424	357
	$2,482	$776

No income tax benefits have been recognized in the statements of operations for stock‑based compensation arrangements and no stock‑based compensation costs have been capitalized as property and equipment as of March 31, 2020.

Unrecognized estimated compensation expense as of March 31, 2020 totaled $27.5 million related to non‑vested stock options with a remaining requisite service period of 3.1 years.

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

12.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock (as converted)	—	17,248,259
Common stock options	3,948,730	2,587,996
Common stock warrants	49,997	62,936
Convertible preferred stock warrants	—	49,997
	3,998,727	19,949,188

-  18 -

13.          Related Party Transactions

The Company recorded other income of $131,000 and $165,000 for the three months ended March 31, 2020 and 2019, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder at March 31, 2020 and December 31, 2019 of $2,000 and $121,000, respectively.

The Company recorded expense of $432,000 and $381,000 during the three months ended March 31, 2020 and 2019, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $355,000 and $69,000 to the related party at March 31, 2020 and December 31, 2019, respectively.

The Company recorded expense of $495,000 and $370,000 during the three months ended March 31, 2020 and 2019, respectively, related to legal services performed by a related party. The Company owed $240,000 and $186,000 to the related party at March 31, 2020 and December 31, 2019, respectively.

The Company recorded research and development expense of $75,000 and $106,000 during the three months ended March 31, 2020 and 2019, respectively, under consulting agreements with two members of the Company’s board of directors.  On August 22, 2019, one of the two members provided the Company with notice of his resignation from the Company’s Board of Directors. The Company owed $75,000 and $73,000 to the members of the Company’s board of directors at March 31, 2020 and December 31, 2019, respectively.

14.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements through May 12, 2020, the date on which the unaudited interim condensed consolidated financial statements were available to be issued.

In April, the Company announced plans to collaborate with BeiGene Ltd. (Beigene) and IGM Biosciences, Inc. (IGM), which enable the parties to leverage their combined technology and expertise to discover, develop, and manufacture novel IgM and IgA antibodies targeting SARS-CoV-2 for the potential treatment of COVID-19. The Company and IGM executed a Material Transfer and Collaboration Agreement (the MTCA) to allow both parties to commence their respective efforts and all three parties expect to work to finalize the financial and operational details of the collaboration in the coming months.

-  19 -

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of  this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 11, 2020, or 2019 Form 10-K.

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

-  20 -

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

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates. Our net losses were $20.4 million and $13.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $184.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of March 31, 2020, we had cash, cash equivalents and investments of $166.3 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

▪	complete clinical trials for ATRC 101 and initiate preclinical studies on any additional product candidates that we may pursue in the future;
▪	continue research and development to expand our growing library of more than 1,600 antibodies and develop potential future product candidates from that collection;
▪	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
▪	seek marketing approvals for product candidates that successfully complete clinical trials;
▪	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
▪	implement additional operational, financial and management systems; and
▪	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Furthermore, as a result of the closing of our initial public offering, or IPO, in June 2019, we expect to incur increasing costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we have not incurred historically as a private company.

Impact of COVID-19

On March 11, 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with a high concentration of cases in the United States where we operate. The rapid spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns. As the COVID-19 pandemic unfolded globally, we transitioned to a fully remote working environment. As a result, our laboratories and office locations are closed, and only allow limited access for essential activities.

The financial results for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic. We are continuing to monitor the impact of the COVID-19 pandemic on our business. As of March 31, 2020, we have not identified any significant disruption or impairment on our assets due to the COVID-19 pandemic.

-  21 -

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

-  22 -

Results of Operations

Comparison of the Three months ended March 31, 2020 and 2019

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(in thousands)
Operating expenses:
Research and development	$14,210	$11,713	$2,497	21%
General and administrative	7,123	2,518	4,605	183%
Total operating expenses	21,333	14,231	7,102	50%
Operating Loss	(21,333)	(14,231)	(7,102)	50%
Other income (expense), net:
Other income	231	165	66	40%
Interest income	685	545	140	26%
Interest expense	(1)	(2)	1	(50)%
Preferred stock warrant liability revaluation	—	(50)	50	*
Loss on disposal of property and equipment	—	(5)	5	*
Total other income, net	915	653	262	40%
Income tax expense	—	(1)	1	*
Net Loss	$(20,418)	$(13,579)	$(6,839)	50%

*Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Personnel related (including stock‑based compensation)	$6,282	$4,574
Product and other contract services	2,604	3,183
Laboratory supplies and equipment	1,804	1,525
Consulting, legal and other services	714	1,275
Facility related	2,182	1,014
Other	624	142
Total research and development expenses	$14,210	$11,713

Research and development expenses increased by $2.5 million, or 21%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily attributable to higher personnel-related expenses of $1.7 million as a result of additional employee headcount, a $1.2 million increase in facility expenses due to expansion of lab facilities and activities in an additional location, a $0.5 million increase in other expenses attributable to increased insurance expenses, offset by a $0.6 million decrease in product and other contract services costs due to lower ATRC-101 manufacturing costs.

-  23 -

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Personnel related (including stock‑based compensation)	$3,518	$1,549
Equipment and maintenance	9	1
Consulting, legal and other services	1,489	325
Facility related	712	125
Other	1,395	518
Total general and administrative expenses	$7,123	$2,518

General and administrative expenses increased by $4.6 million, or 183%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase consists of a $2.0 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee head count and a $1.2 million increase in consulting, legal and other services costs primarily due to increasing legal costs for corporate governance and business development, a $0.9 million increase in other expenses related to software subscriptions and employee relations, and a $0.6 million increase in facility related expense primarily due to higher expenses related to our new headquarters.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income increased by $66,000 during the three months ended March 31, 2020 compared to the same period in 2019 due largely to an increase in the level of services being provided to external partners.

Interest Income

Interest income increased to $0.7 million during the three months ended March 31, 2020 as compared to $0.5 million during the three months ended March 31, 2019 due to increased interest earned on our cash, cash equivalents and investment balances which were higher in 2020 as compared to 2019.

Interest Expense

Interest expense during the three months ended March 31, 2020 and 2019 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Preferred Stock Warrant Liability Revaluation

Preferred stock warrant liability revaluation recognizes changes in the fair value of the preferred stock warrants. Upon the closing of the IPO, the 49,997 preferred stock warrants were converted to common stock warrants of Class A shares. We recognized no expense during the three months ended March 31, 2020, compared to the $50,000 remeasurement expense recognized during the same period in 2019, as the warrants were reclassified to equity and not subject to remeasurement in the current period.

-  24 -

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resource

As of March 31, 2020, we had cash, cash equivalents and short‑term investments totaling $166.3 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury and agency securities, commercial paper and corporate debt securities.

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

In June 2019, we completed our IPO, of 6,452,500 shares of our Class A common stock and 2,000,000 shares of our Class B common stock at an offering price of $17.00 per share, including 1,102,500 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s Class A common stock. We received net proceeds of $130.8 million in our IPO, after deducting underwriting discounts and commissions of $10.1 million and offering expenses of $2.8 million. As of March 31, 2020, we had an accumulated deficit of $184.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(17,914)	$(12,977)
Cash used in investing activities	(48,800)	(74,428)
Cash provided by (used in) financing activities	943	(56)
Net decrease in cash and cash equivalents and restricted cash	$(65,771)	$(87,461)

Cash Flows from Operating Activities

For the three months ended March 31, 2020, cash used in operating activities was $17.9 million, which consisted of a net loss of $20.4 million and a net change of $0.3 million in our net operating assets and liabilities, partially offset by $2.9 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $0.5 million and stock-based compensation of $2.5 million. The change in operating assets and liabilities was primarily

-  25 -

due to a decrease in accrued expense of $3.0 million resulting from the payment of accrued bonus expenses and decreased preclinical activities, partially offset by increases in other current and non-current liabilities of $1.1 million  and $0.5 million, respectively, resulting from an increase contract liabilities balance from our new arrangement with an external partner, a $0.7 million increase in deferred rent primarily due to increases in lease incentive obligation, and a $0.5 million decrease in prepaid expenses and other current assets attributable to amortization of prepaid insurance expenses.

For the three months ended March 31, 2019, cash used in operating activities was $13.0 million, which consisted of a net loss of $13.6 million, partially offset by $1.2 million in non-cash charges and a net change of $0.4 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $0.4 million and stock-based compensation of $0.8 million. The change in operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of $0.6 million resulting from the timing of payments from service agreements.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, cash used in investing activities of $48.8 million was primarily related to $59.0 million in purchases of investments, partially offset by $10.6 million provided by proceeds from maturities of investments. For the three months ended March 31, 2019, cash used in investing activities of $74.4 million was primarily related to $74.3 million in purchases of investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, cash provided by financing activities was $0.9 million, which primarily related to $0.5 million and $0.4 million proceeds from our 2019 Employee Stock Purchase Plan ESPP program and employee stock option exercises, respectively.

For the three months ended March 31, 2019, cash used in financing activities of $56,000 primarily related to the payment of lease obligations.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	(in thousands)
Contractual obligations:
Operating lease obligations	$4,235	$13,177	$14,181	$70,918	$102,511
Capital lease obligations	38	55	—	—	93
Total contractual obligations	$4,273	$13,232	$14,181	$70,918	$102,604

The operating lease obligations noted above represent operating lease obligations related to our currently occupied premises in South San Francisco, California and premises in San Carlos, California, which we are obligated to occupy in the future. These leases expire at various dates through the second half of 2033.

In July 2019, we entered into a lease agreement, or the San Carlos Lease, for the lease of approximately 99,557 rentable square feet of office space located in San Carlos, California, which is intended to serve as our permanent headquarters, office and laboratory space following the completion of construction and certain tenant improvements.  The term of the San Carlos Lease will commence on the date that the landlord delivers the premises to us for construction of certain tenant improvements, which is estimated to be November 2020, and will end on the date that is 144 months from the first day of the first full month after rent commences.  Base rent for the San Carlos Lease is

-  26 -

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies from those disclosed in our 2019 Form 10-K, under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

-  27 -

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $166.3 million and $184.5 million as of March 31, 2020 and December 31, 2019, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under Rule 13a-15(f) of the Exchange Act.  We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing

-  28 -

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Identified Material Weaknesses

Our management previously identified and disclosed a material weakness in our internal control over financial reporting at June 24, 2019 which related to a lack of application-based controls inherent in our enterprise resource planning (“ERP”) system used for maintaining our financial books and records.

As of December 31, 2019, our management sufficiently completed its remediation of this material weakness by taking the following actions:

▪

We have implemented a new ERP system that is our system of record for our financial books and records from January 1, 2019 forward. This new ERP system has strong application-based controls inherent in its design that provide a much stronger internal control infrastructure for financial reporting and for our internal control procedures.

▪

We strengthened the segregation of duties by hiring additional personnel and implementing workflows to appropriately segregate the incompatible duties of custody of assets, approvals and authorizations, and recording of transactions;

▪

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

▪

We developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.

▪	We performed testing related to the functioning of these controls and continue to monitor these controls and make enhancements as needed.

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

-  29 -

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2019 Form 10-K, are set forth below and are unchanged substantively as of March 31, 2020, except for those risks designated by an asterisk (*).

-  30 -

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.*

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2020, and 2019, we had accumulated deficits of $184.5 million and $164.1 million, respectively. For the three months ended March 31, 2020 and 2019, our net losses were $20.4 million and $13.6 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

ATRC‑101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.*

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

In addition, on March 11, 2020, a disease caused by the novel strain of the coronavirus, or COVID-19, was characterized as a pandemic by the World Health Organization, and in response to COVID-19 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to COVID-19. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could

-  31 -

significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on the timing and progress of our current or future clinical trials and our business.

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

As a result of COVID-19, we may experience disruptions or delays in our clinical trial for ATRC-101. These disruptions or delays may affect, among other things, enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if COVID-19 containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data. We are working closely with our current and potential clinical trial sites to mitigate such disruptions or delays. COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, but at this time we cannot predict the full extent of this impact, or any other potential impact of COVID-19, on our clinical trial for ATRC-101.

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

-  32 -

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

COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations, which are currently closed, and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.*

COVID-19 could adversely impact our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. COVID-19 has resulted in authorities implementing numerous measures to contain the virus. These containment measures include travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns. In compliance with these containment measures, we transitioned to a fully remote working environment and our laboratories and office locations are closed, and only allow access for individuals pursuing our COVID-19 work and for other essential activities. Currently, we do not know when our laboratories and office locations will reopen, but we expect that we will reopen in phases. COVID-19 could adversely impact our business, including:

▪

disruptions or delays in our preclinical studies or our clinical trial for ATRC-101, including  enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data;

▪

disruptions or delays in our manufacturing activities, including our supply of preclinical, clinical, and commercial materials from existing third-party manufacturers and our ability to engage new third-party manufacturers;

▪	delays in activities of the FDA or other regulatory authorities related to our clinical trial for ATRC-101 or any future clinical trials;
▪

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

▪

changes in laws or regulations as a result of COVID-19 that may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial;

▪	interruption in global commercial transportation and shipping that may affect the transport of clinical trial materials;
▪	delays in necessary interactions with local regulators, ethics committees and other agencies and contractors due to limitations in employee resources or forced furlough of government personnel;
▪	delays and decreased productivity as a result of the closure of our laboratories and offices and our potential reopening in phases;
▪	disruptions or delays in using and expanding our discovery platform; and
▪	delays or difficulties in our ability to access capital.

Currently, patient screening continues in our clinical trial for ATRC-101 and three subjects have been enrolled in the first dose cohort.  However, COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, which may result in enrollment delays.

-  33 -

In addition, the spread of COVID-19, which has caused a broad impact globally, may materially impact us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity, or could result in a recession or market correction, which could materially affect our business and the value of our common stock.

COVID-19 continues to evolve rapidly. The potential impacts of COVID-19, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects, which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates.*

A key element of our strategy is to use and expand our discovery platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various diseases. Although our research and development efforts to date have resulted in our discovery and preclinical development of ATRC‑101, ATRC‑101 may not be safe or effective as a cancer treatment, and we may not be able to develop any other product candidates. In addition, as a result of COVID-19, we expect disruptions and delays in our efforts, both internally and externally with third parties, to use and expand our discovery platform, particularly because our laboratories and office locations are closed.

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

-  34 -

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

-  35 -

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

As of March 31, 2020, we had $166.3 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2020 will be sufficient to fund our operations through the end of 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

▪	the timing and progress of preclinical and clinical development activities;
▪	the timing and progress of our development of our discovery platform;
▪	the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies;
▪	the number and scope of preclinical and clinical programs we decide to pursue;
▪	our ability to maintain our current licenses and research and development programs and to establish new collaborations;
▪	the progress of the development efforts of parties with whom we may in the future enter into collaboration and research and development agreements;
▪	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;

-  36 -

▪	the cost and timing of regulatory approvals; and
▪

our efforts to enhance operational systems, secure sufficient laboratory space and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

To date, we have primarily financed our operations through the sale of equity securities and payments and other income received under discovery services agreements not related to our primary business. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. As a result of COVID-19, there could be a significant disruption of global financial markets, reducing our ability to raise capital. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

-  37 -

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

-  38 -

If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse impacts on our business and financial condition.*

We intend to rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA may require preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

We are working closely with our third-party clinical investigators, clinical CROs, clinical data management organizations and clinical consultants, preclinical CROs and other vendors of preclinical materials and services to mitigate potential disruptions and delays in our clinical trial for ATRC-101 and our preclinical studies due to COVID-19.  However, COVID-19 may lead to significant disruptions or material delays in our preclinical studies and our clinical trial, which would adversely impact our business, financial condition, results of operations and commercial prospects.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we initiated a Phase 1b clinical trial for ATRC‑101 in patients with a limited number of tumor types. We cannot predict how difficult it will be to enroll patients for trials in these indications. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

▪	the severity of the disease under investigation;
▪	the patient eligibility criteria defined in the clinical trial protocol;
▪	the size of the patient population required for analysis of the trial’s primary endpoints;

-  39 -

▪	the proximity and availability of clinical trial sites for prospective patients;
▪	the patient referral practices of physicians;
▪	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
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

We are working closely with our current and potential clinical trial sites to mitigate potential disruptions and delays to patient enrollment in our clinical trial for ATRC-101 due to COVID-19. However, COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, and may lead to significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.*

We currently rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our product candidates for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of preclinical and future clinical development materials, including our source for the manufacture of ATRC‑101. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us becomes interrupted for any reason. We do not currently have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or

-  40 -

do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays, whether due to COVID-19 or otherwise, resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

We are working closely with our third-party manufacturers to mitigate potential disruptions or delays to the supply of our preclinical, clinical, and commercial materials due to COVID-19. However, COVID-19 may lead to significant disruptions or material delays in our ability to receive these materials, and our ability to engage new third-party manufacturers, which could adversely impact our business, financial condition and results of operations.

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

-  41 -

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

-  42 -

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

As of March 31, 2020, we had 118 full-time employees. Our focus on the development of ATRC‑101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

-  43 -

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

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure exerted by governments and other stakeholders on prices and reimbursement levels, including as part of cost-containment measures. Political, economic and regulatory developments, in the United States or internationally, may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future partners may be required to conduct clinical trials or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any current or potential future product candidate that is approved for marketing in the future is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business and results of operations or prospects could be materially and adversely affected and our ability to commercialize such product candidate could be materially impaired.

-  44 -

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

-  45 -

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

-  46 -

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

Our research, development and manufacturing involves the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials in our facilities comply with the relevant guidelines of the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Although we have some environmental liability insurance covering certain of our facilities, we may not maintain adequate insurance for all environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

-  47 -

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

-  48 -

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

-  49 -

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

-  50 -

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

Patents have a limited lifespan. In the United States, the standard patent term is typically 20 years after filing. Various extensions may be available. Even so, the life of a patent and the protection it affords are limited. As a result, our owned and in-licensed patent portfolio provides us with limited rights that may not last for a sufficient period of time to exclude others from commercializing products similar or identical to ours. For example, given the large amount of time required for the research, development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

-  51 -

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

As referenced above, for example, courts in the U.S. continue to refine the heavily fact-and-circumstance-dependent jurisprudence defining the scope of patent protection available for therapeutic antibodies, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This creates uncertainty about our ability to obtain patents in the future and the value of such patents. We cannot provide assurance that future developments in U.S. Congress, the federal courts and the USPTO will not adversely impact our owned or in-licensed patents or patent applications. The laws and regulations governing patents could change in unpredictable ways that could weaken our and our licensors’ ability to obtain new patents or to enforce our existing owned or in-licensed patents and patents that we might obtain or in-license in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may have a material adverse effect on our and our licensors’ ability to obtain new patents or to protect and enforce our owned or in-licensed patents or patents that we may obtain or in-license in the future.

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

-  52 -

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

Additionally, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our owned and in-licensed patents or the marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our owned or in-licensed intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and could divert our efforts and attention from other aspects of our business. Such proceedings could also put our owned or in-licensed patents at risk of being invalidated or interpreted narrowly, could put our owned or in-licensed patent applications at risk of not issuing, and could provoke third parties to assert claims against us or our licensors. We or our licensors may not prevail in any lawsuits or other adversarial proceedings that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our and our licensors’ efforts to enforce such intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or in-license.

Further, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or

-  53 -

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

Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our product candidates. If we, or our licensors, or any future strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our discovery platform or product candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

-  54 -

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

Because the antibody landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing, misappropriating or violating third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally or covering antibodies directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies product candidates or elements thereof or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies, product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or product candidates. If such an infringement claim should successfully be brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or product candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

-  55 -

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

-  56 -

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

-  57 -

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

-  58 -

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

-  59 -

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

-  60 -

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

-  61 -

eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
▪	expansion of the entities eligible for discounts under the Public Health program;
▪	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
▪	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
▪	implementation of the federal physician payment transparency requirements, sometimes referred to as the ‘‘Physician Payments Sunshine Act’’.

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

-  62 -

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

-  63 -

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

-  64 -

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

-  65 -

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

▪	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
▪	additions and departures of key personnel;
▪	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

-  66 -

▪	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
▪	regulatory developments affecting our product candidates or those of our competitors; and
▪	changes in general market and economic conditions.

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their Class A common stock at or above the initial public offering price. The market price for our Class A common stock may be influenced by many factors, including the other risks described in this section of the Quarterly Report on Form 10-Q titled ‘‘Risk Factors’’ and the following:

▪	our ability to advance ATRC‑101 or potential future product candidates through preclinical studies and clinical trials;
▪	results of preclinical studies and clinical trials of ATRC‑101 or potential future product candidates, or those of our competitors or potential future partners;
▪	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
▪	the success of competitive products or technologies;
▪	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
▪	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
▪	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
▪	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
▪	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
▪	market conditions in the pharmaceutical and biotechnology sectors;
▪	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
▪	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
▪	our ability or inability to raise additional capital and the terms on which we raise it;
▪	the recruitment or departure of key personnel;
▪	changes in the structure of healthcare payment systems;
▪	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
▪	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
▪	fluctuations in the valuation of companies perceived by investors to be comparable to us;
▪	announcement and expectation of additional financing efforts;
▪	speculation in the press or investment community;
▪	trading volume of our Class A common stock;
▪	sales of our Class A common stock by us or our stockholders;
▪	the concentrated ownership of our Class A common stock;
▪	changes in accounting principles;
▪	terrorist acts, acts of war or periods of widespread civil unrest;
▪	natural disasters and other calamities; and

-  67 -

▪	general economic, industry and market conditions.

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

-  68 -

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on the beneficial ownership of our capital stock as of March 31, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 75.8% of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

-  69 -

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

-  70 -

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

-  71 -

As of December 31, 2019, management sufficiently completed its remediation of this material weakness by taking the following actions:

▪

We have implemented a new ERP system that is our system of record for our financial books and records from January 1, 2019 forward. This new ERP system has strong application-based controls inherent in its design that provide a stronger internal control infrastructure for financial reporting and for our internal control procedures.

▪

We strengthened the segregation of duties by hiring additional personnel and implementing workflows to appropriately segregate the incompatible duties of custody of assets, approvals and authorizations, and recording of transactions;

▪

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

▪

We developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.

▪	We performed testing related to the functioning of these controls and continue to monitor these controls and make enhancements as needed.

We have completed the documentation and review of the corrective actions described above and our management has concluded that the design and operation of our closing and financial reporting processes is effective and the previously identified material weakness has been remediated as of December 31, 2019.

Although we have remediated this material weakness in our internal control over financial reporting, any failure to improve our disclosure controls and procedures or internal control over financial reporting to address any identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors. Any of these results could adversely affect our business and the value of our common stock.

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

-  72 -

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

-  73 -

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

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None.

Item 6.   Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on From 10-Q.

-  74 -

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231770	4.1	06/10/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1/A	333-231770	4.2	06/10/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

10.1	Registration Rights Agreement, dated as of March 11, 2020, by and between the Registrant and Baker Brothers Life Sciences L.P. and 667, L.P.	10-K	001-38935	10.10	03/11/20

10.2#	Atreca, Inc. Non-Employee Director Compensation Policy.	10-K	001-38935	10.11	03/11/20

10.3#	Atreca, Inc. Performance Bonus Plan.	10-K	001-38935	10.12	03/11/20

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*

Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

						X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

-  75 -

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

-  76 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRECA, INC.

Date:	May 14, 2020	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

-  77 -