Form 10-Q
period 2020-06-30
Atreca, Inc.
filed 2020-08-12
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 001-38935

ATRECA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3723255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 East Jamie Court

South San Francisco, CA 94080

(Address of principal executive offices)

(Zip Code)

(650)-595-2595

(Registrant’s telephone number, including area code)

Unchanged

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	BCEL	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No  ☒.

As of August 11, 2020, the registrant had 29,313,966 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Atreca, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$100,430	$157,954
Investments	43,088	14,663
Prepaid expenses and other current assets	5,112	3,502
Total current assets	148,630	176,119
Property and equipment, net	7,666	5,771
Long-term investments	5,311	10,799
Deposits and other	2,934	3,026
Total assets	$164,541	$195,715
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,060	$2,133
Accrued expenses	4,434	5,395
Other current liabilities	1,859	419
Total current liabilities	7,353	7,947
Capital lease obligations, net of current portion	29	53
Deferred rent	2,887	763
Other non-current liabilities	157	—
Total liabilities	10,426	8,763
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both June 30, 2020 and December 31, 2019, respectively; 22,258,542 and 22,035,976 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both June 30, 2020 and December 31, 2019, respectively; 5,934,191 shares issued and outstanding as of both June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	358,401	351,039
Accumulated other comprehensive income	216	16
Accumulated deficit	(204,505)	(164,106)
Total stockholders’ equity	154,115	186,952
Total liabilities and stockholders’ equity	$164,541	$195,715

Atreca, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Expenses
Research and development	$14,180	$15,922	$28,390	$27,635
General and administrative	6,458	3,537	13,581	6,055
Total expenses	20,638	19,459	41,971	33,690
Interest and other income (expense)
Other income	403	1,021	634	1,186
Interest income	255	594	940	1,139
Interest expense	(1)	(2)	(2)	(4)
Preferred stock warrant liability revaluation	—	(73)	—	(123)
Loss on disposal of property and equipment	—	(2)	—	(7)
Loss before income tax expense	(19,981)	(17,921)	(40,399)	(31,499)
Income tax expense	—	—	—	(1)
Net loss	$(19,981)	$(17,921)	$(40,399)	$(31,500)
Net loss per share, basic and diluted	$(0.71)	$(3.67)	$(1.44)	$(8.97)
Weighted-average shares used in computing net loss per share, basic and diluted	28,144,714	4,888,987	28,082,930	3,512,606

Atreca, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(19,981)	$(17,921)	$(40,399)	$(31,500)
Other comprehensive income (loss);
Unrealized gain on fair value of investments	37	61	200	89
Unrealized loss on currency translation	—	2	—	1
Comprehensive loss	$(19,944)	$(17,858)	$(40,199)	$(31,410)

Atreca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended June 30, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at March 31, 2019	17,248,259	$209,668	2,123,257	$—	$4,383	$23	$(110,201)	$(105,795)
Conversion of convertible preferred stock	(17,248,259)	(209,668)	17,248,259	2	209,666	—	—	209,668
Issuance of common stock upon initial public offering, net	—	—	8,452,500	1	130,785	—	—	130,786
Exercise of warrants	—	—	62,936	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	60,249	—	217	—	—	217
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	503	—	—	503
Stock-based compensation	—	—	—	—	1,359	—	—	1,359
Unrealized gain on fair value of investments	—	—	—	—	—	61	—	61
Unrealized currency exchange gain	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(17,921)	(17,921)
Balances at June 30, 2019	—	$—	27,947,201	$3	$346,915	$86	$(128,122)	$218,882

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended June 30, 2020	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2020	—	$—	28,093,595	$3	$354,477	$179	$(184,524)	$170,135
Issuance of common stock upon exercise of options	—	—	99,138	—	541	—	—	541
Stock-based compensation	—	—	—	—	3,383	—	—	3,383
Unrealized gain on fair value of investments	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(19,981)	(19,981)
Balances at June 30, 2020	—	$—	28,192,733	$3	$358,401	$216	$(204,505)	$154,115

Atreca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (continued)

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
Six Months Ended June 30, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	17,248,259	$209,668	2,119,872	$—	$3,593	$(4)	$(96,622)	$(93,033)
Conversion of convertible preferred stock	(17,248,259)	(209,668)	17,248,259	2	209,666	—	—	209,668
Issuance of common stock upon initial public offering, net	—	—	8,452,500	1	130,785	—	—	130,786
Exercise of warrants	—	—	62,936	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	63,634	—	231	—	—	231
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	503	—	—	503
Stock-based compensation	—	—	—	—	2,135	—	—	2,135
Unrealized gain on fair value of investments	—	—	—	—	—	89	—	89
Unrealized currency exchange gain	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(31,500)	(31,500)
Balances at June 30, 2019	—	$—	27,947,201	$3	$346,915	$86	$(128,122)	$218,882

						Accumulated
	Convertible				Additional	Other		Total
Six Months Ended June 30, 2020	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	—	$—	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon exercise of options	—	—	186,010	—	959	—	—	959
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	5,866	—	—	5,866
Issuance of common stock under the Employee Stock Purchase Plan	—	—	36,556	—	533	—	—	533
Unrealized gain on fair value of investments	—	—	—	—	—	200	—	200
Net loss	—	—	—	—	—	—	(40,399)	(40,399)
Balances at June 30, 2020	—	$—	28,192,733	$3	$358,401	$216	$(204,505)	$154,115

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(40,399)	$(31,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169	792
Loss on disposal of property and equipment	—	7
Stock-based compensation	5,866	2,135
Preferred stock warrant liability revaluation	—	123
Accretion of discount on investments	(144)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,744)	160
Accounts payable	(1,106)	1,935
Accrued expenses	(961)	(231)
Other current liabilities	1,382	(136)
Other non-current liabilities	157	—
Deferred rent	2,185	(13)
Net cash used in operating activities	(33,595)	(26,728)
Cash Flows from Investing Activities
Purchase of property and equipment	(3,031)	(810)
Purchase of investments	(77,319)	(84,613)
Proceeds from maturities of investments	54,726	20,000
Change in deposits	39	66
Net cash used in investing activities	(25,585)	(65,357)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	533	—
Proceeds from exercise of stock options	959	248
Proceeds from initial public offering, net	—	133,618
Principal payments on capital lease obligations	(23)	(25)
Payments of initial offering costs	—	(577)
Net cash provided by (used in) financing activities	1,469	133,264
Net change in cash, cash equivalents and restricted cash	(57,711)	41,179
Cash, cash equivalents and restricted cash, beginning of period	159,236	114,504
Cash, cash equivalents and restricted cash, end of period	$101,525	$155,683

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2	$3
Cash paid for income taxes	$—	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$2,271
Conversion of redeemable convertible preferred stock to common stock	$—	$209,669
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$503
Vesting of early exercised common stock options	$4	$2
Purchases of property and equipment included in accounts payable and accrued liabilities	$33	$—

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2020 and its results of operations and cash flows for the six months ended June 30, 2020 and 2019. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The condensed results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $53,000 and $237,000 are included in prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019, respectively. In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and will be recognized as other income over the expected service period of 18 months. Contract liabilities of $1.4 million and $0.2 million related to the agreement are included in other current liabilities and other non-current liabilities, respectively, as of June 30, 2020. There were no contract liabilities included in other current liabilities and non-current liabilities as of December 31, 2019.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.1 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively. This amount as of June 30, 2020 is included in deposits and other in the accompanying condensed consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$100,430	$157,954
Restricted cash	1,095	1,282
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$101,525	$159,236

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at two financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at June 30, 2020 and December 31, 2019. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the underlying shares at the date of grant. The Company accounts for stock option grants using the fair value method. The fair value of options is calculated using the Black-Scholes option pricing model. Stock-based compensation is recognized as the underlying options vest using the straight-line attribution approach, and forfeitures are recorded as they occur.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, and ASU 2019-01 (collectively, “Topic 842”), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Topic 842 is effective for the Company as of January 1, 2022. Early adoption is permitted. The Company’s most significant lease is its operating lease for its corporate headquarters, and, while the Company has not yet estimated the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the overall recognition of expense will be similar to current guidance, but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“Topic 740”): which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company as of January 1, 2021, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$90,455	$—	$—	$90,455
Commercial paper	—	4,997	—	4,997
U.S. Agency Bonds	—	3,501	—	3,501
Certificates of deposit	1,934	—	—	1,934
Corporate debt securities	—	10,790	—	10,790
U.S. Treasury securities	27,176	—	—	27,176
	$119,565	$19,288	$—	$138,853

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$152,770	$—	$—	$152,770
Certificates of deposit	1,950	—	—	1,950
Corporate debt securities	—	3,459	—	3,459
U.S. Treasury securities	20,052	—	—	20,052
Total	$174,772	$3,459	$—	$178,231

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available. The Company measured the fair value of the commercial paper, corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of June 30, 2020 and 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than two years.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of June 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$100,430	$—	$—	$100,430
U.S. Treasury securities	27,033	143	—	27,176
Commercial paper	4,997	—	—	4,997
Corporate debt securities	10,735	55	—	10,790
U.S. Agency bonds	3,500	1	—	3,501
Certificates of deposit	1,918	16	—	1,934
Total	148,613	216	—	148,829
Less amounts classified as cash and cash equivalents	(100,430)	—	—	(100,430)
Total available-for-sale investments	$48,183	$216	$—	$48,399

	As of December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$157,954	$—	$—	$157,954
U.S. Treasury securities	20,037	16	—	20,053
Corporate debt securities	3,459	—	—	3,459
Certificates of deposit	1,950	—	—	1,950
Total	183,400	16	—	183,416
Less amounts classified as cash and cash equivalents	(157,954)	—	—	(157,954)
Total available-for-sale investments	$25,446	$16	$—	$25,462

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$2,822	$1,265
Vendor prepayments and deposits	1,322	963
Prepaid rent	721	879
Non-trade receivables	82	242
Interest receivables and other current assets	165	153
Total prepaid expenses and other current assets	$5,112	$3,502

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$10,862	$9,355
Furniture and fixtures	242	225
Computer hardware and software	854	785
Leasehold improvements	667	629
Construction in process	1,528	136
	14,153	11,130
Less accumulated depreciation and amortization	(6,487)	(5,359)
Total property and equipment, net	$7,666	$5,771

Depreciation expense was $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

The net book value of property and equipment under capital leases was $71,000 and $94,000 at June 30, 2020 and December 31, 2019, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Compensation and related benefits	$2,619	$4,435
Professional fees	510	563
Contract research fees	1,167	214
Other	138	183
Total accrued expenses	$4,434	$5,395

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through July 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $1.9 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively and $3.9 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at June 30, 2020 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2020 (remaining 6 months)	$25	$2,831
2021	51	5,891
2022	4	7,286
2023	—	6,986
2024	—	7,195
Thereafter	—	70,919
Total minimum lease payments	80	$101,108
Less: amount representing interest	(3)
Present value of capital lease obligation	77
Less: current portion	(48)
Non-current portion	$29

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

Stock option activity under the Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2019	3,742,144	$9.58	8.6	$22,910
Granted	1,306,500	21.68
Exercised	(186,010)	5.16
Cancelled	(27,984)	13.93
Balances, June 30, 2020	4,834,650	$12.99	8.5	$41,034
Vested and expected to vest at June 30, 2020	4,834,650	$12.99	8.5	$41,034
Exerciseable at June 30, 2020	2,100,737	$8.13	7.7	$27,704
Vested at June 30, 2020	1,640,392	$8.97	7.7	$20,277

The weighted-average grant date fair value of options granted to employees and non-employees in the six months ended June 30, 2020 and 2019 was $13.61 and $10.37, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected life (in years)	5.78	6.02	5.86	6.02
Volatility	85.5%	80.8%	85.2%	80.8%
Risk-free interest rate	1.06%	2.12%	1.12%	2.22%

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the three months and six months ended June 30, 2020, the expense related to the ESPP was $168,000 and $331,000, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020*	2019	2020	2019
Expected life (in years)	—	0.2 - 2.0	0.5 - 2.0	0.2 - 2.0
Volatility	—%	74.6 - 101.6%	91.4 - 106.8%	74.6 - 101.6%
Risk-free interest rate	—%	1.82 - 2.15%	0.86 - 1.11%	1.82 - 2.15%

*No valuation performed during the three months ended June 30, as there was no new purchase period or modifications of existing ESPP grants.

The Company recognized $3.4 million and $1.4 million of stock-based compensation expense related to the 2019 Plan and ESPP for the three months ended June 30, 2020 and 2019, respectively. The Company recognized $5.9 million and $2.1 million of stock-based compensation expense related to the 2019 Plan and ESPP for the six months ended June 30, 2020 and 2019, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,804	$754	$2,862	$1,171
General and administrative	1,580	605	3,004	964
	$3,384	$1,359	$5,866	$2,135

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of June 30, 2020.

Unrecognized compensation expense as of June 30, 2020 totaled $31.9 million related to non-vested stock options with a remaining weighted-average requisite service period of 3.0 years.

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

12.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Six Months Ended June 30,
	2020	2019
Common stock options	4,834,650	3,580,741
Convertible preferred stock warrants	49,997	49,997
Early exercised stock options	—	3,655
	4,884,647	3,634,393

13.          Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company has evaluated the impact of the CARES Act and determined there was no material impact to the income tax provision for the quarter.

14.          Related Party Transactions

The Company recorded other income of $186,000 and $319,000 for the three months ended June 30, 2020 and 2019, respectively, and $316,000 and $484,000 for the six months ended June 30, 2020 and 2019, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder at June 30, 2020 and December 31, 2019 of $0 and $121,000, respectively.

The Company recorded expense of $301,000 and $351,000 during the three months ended June 30, 2020 and 2019, respectively, and $734,000 and $732,000 for the six months ended June 30, 2020 and 2019, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $126,000 and $69,000 to the related party at June 30, 2020 and December 31, 2019, respectively.

The Company recorded expense of $0.5 million and $1.6 million during the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively, related to legal services performed by a related party. The Company owed $351,000 and $186,000 to the related party at June 30, 2020 and December 31, 2019, respectively.

The Company recorded research and development expense of $62,000 and $106,000 during the three months ended June 30, 2020 and 2019, respectively, and $127,000 and $213,000 for the six months ended June 30, 2020 and 2019, respectively, under consulting agreements with two members of the Company’s board of directors. On August 22, 2019, one of the two members provided the Company with notice of his resignation from the Company’s Board of Directors. The Company owed $12,000 and $73,000 to the members of the Company’s board of directors at June 30, 2020 and December 31, 2019, respectively.

15.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements through August 12, 2020, the date on which the unaudited interim condensed consolidated financial statements were available to be issued.

In July 2020, the Company entered into a Collaboration and License Agreement with Xencor, Inc. (the “Agreement”), to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. Under the Agreement, the Company and Xencor, Inc. will engage in a three-year research program in which the Company will provide antibodies against novel tumor targets through its discovery platform from which Xencor, Inc. will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50 percent of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, the agreement allows each partner the option to pursue up to two programs independently, with a mid-to high-single digit percent royalty payable on net sales to the other partner.

On July 20, 2020, the Company issued and sold 7,031,250 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 781,250 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock,” collectively with Class A Common Stock, the “Common Stock”) in its follow-on offering of its Common Stock. The price to the public in this offering is $16.00 per share, and the underwriters of the offering have agreed to purchase the shares from the Company pursuant to the underwriting agreement at a price of $15.04 per share. The gross proceeds to the Company from this offering are expected to be approximately $125.0 million, or $143.75 million if the Underwriters exercise in full their option to purchase additional shares of Class A Common Stock, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. In addition, the offering expenses were approximately $564,000.

On August 12, 2020, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to issue and sell shares of the Company’s Class A common stock of up to $100.0 million in gross proceeds, from time to time during the term of the sales agreement, through an “at-the-market” equity offering program under which Cowen will act as the Company’s agent and/or principal (“ATM Facility). The ATM Facility provides that Cowen will be entitled to compensation for its services in an amount of 3.00% of the gross proceeds of any shares sold under the ATM Facility. The Company has no obligation to sell any shares under the ATM Facility and may at any time suspend solicitation and offers under the sales agreement subject to customary notice provisions. As of August 12, 2020, the Company has not sold any shares under the ATM Facility.

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

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 1,800 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. We have initiated a Phase 1b clinical trial in patients with select solid tumors in which the first patient was dosed in February 2020. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of "hit" antibodies that bind preferentially to tumor tissue across patients. To that end, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody "weaponization" technologies.

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

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates. Our net losses were $20.0 million and $17.9 million for the three months ended June 30, 2020 and 2019, respectively, and $40.4 million and $31.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $204.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of June 30, 2020, we had cash, cash equivalents and investments of $148.8 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

◾	complete clinical trials for ATRC 101 and initiate preclinical studies on any additional product candidates that we may pursue in the future;
◾	continue research and development to expand our growing library of more than 1,800 antibodies and develop potential future product candidates from that collection;
◾	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
◾	seek marketing approvals for product candidates that successfully complete clinical trials;
◾	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
◾	implement additional operational, financial and management systems; and
◾	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Furthermore, as a result of the closing of our initial public offering, or IPO, in June 2019, we expect to incur increasing costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we have not incurred historically as a private company.

Impact of COVID-19

On March 11, 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with a high concentration of cases in the United States where we operate. The rapid spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns. As the COVID-19 pandemic unfolded globally, we transitioned to a fully remote working environment. As a result, our laboratories and office locations were closed for more than two months and have only recently been partially re-opened for a small number of critical lab-based personnel to resume limited operations.

Changes in our operations included temporary closures of lab activity, delays from third-party service providers, and slower enrollment in our clinical studies during the second quarter of fiscal 2020. The financial results for the three months and six months ended June 30, 2020 reflect a decrease in overall operating expenses as a result of these impacted activities. We are continuing to monitor the impact of the COVID-19 pandemic on our business. As of June 30, 2020, we have not identified any significant disruption or impairment of our assets due to the COVID-19 pandemic.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which provides emergency assistance for individuals, families, and businesses affected by COVID-19. One such measure is the employer retention payroll tax credit, under which, eligible employers may claim a credit against applicable employment taxes. The maximum credit may be worth up to $5,000 per eligible employee. We assessed our eligibility under the provision and recognized a payroll tax credit of $598,000 in the quarter ended June 30, 2020. We expect eligible credits in future quarters to be negligible.

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	June 30,		Change
	2020	2019	$	%

	(in thousands)
Operating expenses:
Research and development	$14,180	$15,922	$(1,742)	(11)%
General and administrative	6,458	3,537	2,921	83%
Total operating expenses	20,638	19,459	1,179	6%
Operating Loss	(20,638)	(19,459)	(1,179)	6%
Other income (expense), net:
Other income	403	1,021	(618)	(61)%
Interest income	255	594	(339)	*
Interest expense	(1)	(2)	1	*
Preferred stock warrant liability revaluation	—	(73)	73	*
Loss on disposal of property and equipment	—	(2)	2	*
Total other income, net	657	1,538	(881)	(57)%
Income tax expense	—	—	—	*
Net Loss	$(19,981)	$(17,921)	$(2,060)	11%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$6,328	$4,798
Product and other contract services	2,555	6,834
Laboratory supplies and equipment	1,691	1,453
Consulting, legal and other services	1,162	1,106
Facility related	1,953	1,106
Other	491	625
Total research and development expenses	$14,180	$15,922

Research and development expenses decreased by $1.7 million, or 11%, during the three months ended June 30, 2020 compared to the same period in 2019. The decrease was primarily attributable to a decrease in product and other contract services by $4.3 million as a result of lower ATRC-101 manufacturing costs and delayed third-party research and development activities due to COVID-19, partially offset by an increase in clinical trial activities. The decrease was partially offset by higher personnel-related expenses of $1.5 million as a result of additional employee headcount, a $0.8 million increase in facility expenses due to expansion of lab facilities and activities in an additional location.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$3,607	$2,141
Consulting, legal and other services	935	481
Facility related	688	220
Other	1,228	695
Total general and administrative expenses	$6,458	$3,537

General and administrative expenses increased by $2.9 million, or 83%, during the three months ended June 30, 2020 compared to the same period in 2019. The increase consists of a $1.5 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount, a $0.5 million increase in other expenses related to software subscriptions and employee relations, $0.5 million increase in consulting, legal and other services costs primarily due to increasing legal costs for corporate governance and business development and a $0.5 million increase in facility related expense primarily attributable to our new office facilities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.6 million during the three months ended June 30, 2020 compared to the same period in 2019 due largely to a decrease in the level of services being provided to external partners as a result of the service completion for Bristol Myers Squibb Company.

Interest Income

Interest income decreased to $0.3 million during the three months ended June 30, 2020 as compared to $0.6 million during the three months ended June 30, 2019 due to decreased interest earned on our cash, cash equivalents and investment balances as we retained a higher cash and cash equivalents balance as a result of COVID-19 uncertainties.

Interest Expense

Interest expense during the three months ended June 30, 2020 and 2019 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Preferred Stock Warrant Liability Revaluation

Preferred stock warrant liability revaluation recognizes changes in the fair value of the preferred stock warrants. Upon the closing of the IPO, the warrants to purchase 49,997 shares of our preferred stock were converted to warrants to purchase 49,997 shares of our Class A common stock. We recognized no expense during the three months ended June 30, 2020, compared to the $73,000 remeasurement expense recognized during the same period in 2019, as these warrants were reclassified to equity and not subject to remeasurement in the current period.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations during the respective periods:

	Six Months Ended
	June 30,		Change
	2020	2019	$	%

	(in thousands)
Operating expenses:
Research and development	$28,390	$27,635	$755	3%
General and administrative	13,581	6,055	7,526	124%
Total operating expenses	41,971	33,690	8,281	25%
Operating Loss	(41,971)	(33,690)	(8,281)	25%
Other income (expense), net:
Other income	634	1,186	(552)	(47)%
Interest income	940	1,139	(199)	(17)%
Interest expense	(2)	(4)	2	*
Preferred stock warrant liability revaluation	—	(123)	123	*
Loss on disposal of property and equipment	—	(7)	7	*
Total other income, net	1,572	2,191	(619)	(28)%
Income tax expense	—	(1)	1	*
Net Loss	$(40,399)	$(31,500)	$(8,899)	28%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$12,610	$9,372
Product and other contract services	5,159	10,017
Laboratory supplies and equipment	3,495	2,978
Consulting, legal and other services	1,876	2,381
Facility related	4,135	2,120
Other	1,115	767
Total research and development expenses	$28,390	$27,635

Research and development expenses increased by $0.8 million, or 3%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily attributable to higher personnel-related expenses of $3.2 million as a result of additional employee headcount, a $2.0 million increase in facility expenses due to expansion of lab facilities and activities in an additional location, a $0.5 million increase in laboratory supplies and equipment expenses attributable to increased research headcount, offset by a $4.9 million decrease in product and other contract services as a result of lower ATRC-101 manufacturing costs, partially offset by an increase in clinical trial activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$7,125	$3,690
Consulting, legal and other services	2,424	806
Facility related	1,400	345
Other	2,632	1,214
Total general and administrative expenses	$13,581	$6,055

General and administrative expenses increased by $7.5 million, or 124%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase consists of a $3.4 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount and a $1.6 million increase in consulting, legal and other services costs primarily due to increasing legal costs for corporate governance and business development, a $1.4 million increase in other expenses related to software subscriptions and employee relations, and a $1.1 million increase in facility related expense primarily attributable to our new office facilities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.6 million during the six months ended June 30, 2020 compared to the same period in 2019 due largely to a decrease in the level of services being provided to external partners as a result of the service completion for Bristol Myers Squibb Company.

Interest Income

Interest income decreased to $0.9 million during the six months ended June 30, 2020 as compared to $1.1 million during the six months ended June 30, 2019 due to decreased interest earned on our cash, cash equivalents and investment balances as we retained a higher cash and cash equivalents balance as a result of COVID-19 uncertainties.

Interest Expense

Interest expense during the six months ended June 30, 2020 and 2019 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Preferred Stock Warrant Liability Revaluation

Preferred stock warrant liability revaluation recognizes changes in the fair value of the preferred stock warrants. Upon the closing of the IPO, the warrants to purchase 49,997 shares of our preferred stock were converted to warrants to purchase 49,997 shares of our Class A common stock. We recognized no expense during the six months ended June 30, 2020, compared to the $123,000 remeasurement expense recognized during the same period in 2019, as these warrants were reclassified to equity and not subject to remeasurement in the current period.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resource

As of June 30, 2020, we had cash, cash equivalents and investments totaling $148.8 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities, commercial paper and corporate debt securities.

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

In June 2019, we completed our IPO, of 6,452,500 shares of our Class A common stock and 2,000,000 shares of our Class B common stock at an offering price of $17.00 per share, including 1,102,500 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s Class A common stock. We received net proceeds of $130.8 million in our IPO, after deducting underwriting discounts and commissions of $10.1 million and offering expenses of $2.8 million. As of June 30, 2020, we had an accumulated deficit of $204.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Cash used in operating activities	$(33,595)	$(26,728)
Cash used in investing activities	(25,585)	(65,357)
Cash provided by financing activities	1,469	133,264
Net increase (decrease) in cash and cash equivalents and restricted cash	$(57,711)	$41,179

Cash Flows from Operating Activities

For the six months ended June 30, 2020, cash used in operating activities was $33.6 million, which consisted of a net loss of $40.4 million and a net change of $0.1 million in our net operating assets and liabilities, partially offset by $6.9 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $1.2 million and stock-based compensation of $5.9 million. The change in operating assets and liabilities was primarily due to a $1.7 million increase in prepaid expenses and other current assets attributable to amortization of prepaid insurance expenses, a $1.1 million decrease in account payable due to the timing of payments related to annual service bills, and a $1.0 million decrease resulting from the payment of accrued bonus expenses and decreased preclinical activities, partially offset by increases in other current and non-current liabilities of $1.4 million and $0.2 million, respectively, resulting from an increase contract liabilities balance from our new arrangement with an external partner, and a $2.2 million increase in deferred rent primarily due to increases in lease incentive obligation.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2020, cash used in investing activities of $25.6 million was primarily related to $77.3 million in purchases of investments, partially offset by $54.7 million provided by proceeds from maturities of investments. For the six months ended June 30, 2019, cash used in investing activities of $65.4 million was primarily related to $84.6 million in net purchases of investments, partially offset by $20.0 million provided by proceeds from maturities of investments.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, cash provided by financing activities was $1.5 million, which primarily related to $0.5 million and $1.0 million proceeds from our 2019 Employee Stock Purchase Plan ESPP program and employee stock option exercises, respectively.

For the six months ended June 30, 2019, cash provided by financing activities was $133.3 million, which primarily related to $133.6 million proceeds from the IPO, net of underwriting discounts and commissions, partially offset by $0.6 million payments of IPO costs.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(in thousands)
Contractual obligations:
Operating lease obligations	$5,712	$13,742	$14,391	$67,263	$101,108
Capital lease obligations	51	29	—	—	80
Total contractual obligations	$5,763	$13,771	$14,391	$67,263	$101,188

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $148.8 million and $183.4 million as of June 30, 2020 and December 31, 2019, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Identified Material Weaknesses

Our management previously identified and disclosed a material weakness in our internal control over financial reporting at June 24, 2019 which related to a lack of application-based controls inherent in our enterprise resource planning (“ERP”) system used for maintaining our financial books and records.

As of December 31, 2019, our management sufficiently completed its remediation of this material weakness by taking the following actions:

◾	We have implemented a new ERP system that is our system of record for our financial books and records from January 1, 2019 forward. This new ERP system has strong application-based controls inherent in its design that provide a much stronger internal control infrastructure for financial reporting and for our internal control procedures.
◾	We strengthened the segregation of duties by hiring additional personnel and implementing workflows to appropriately segregate the incompatible duties of custody of assets, approvals and authorizations, and recording of transactions;
◾	We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues.
◾	We developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.
◾	We performed testing related to the functioning of these controls and continue to monitor these controls and make enhancements as needed.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2019 Form 10-K, are set forth below and are unchanged substantively as of June 30, 2020, except for those risks designated by an asterisk (*).

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.*

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2020, and December 31, 2019, we had accumulated deficits of $204.5 million and $164.1 million, respectively. For the three months ended June 30, 2020 and 2019, our net losses were $20.0 million and $17.9 million, respectively. For the six months ended June 30, 2020 and 2019, our net losses were $40.4 million and $31.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as we enter into clinical development of our lead product candidate, ATRC-101. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our potential future partners, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

ATRC-101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.*

In February 2020, we initiated a Phase 1b clinical trial for ATRC-101 in patients with solid tumors. We have no products on the market or that have gained regulatory approval. Other than ATRC-101, we currently have no product candidates and none of our potential future product candidates have ever been tested in humans. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with partners.

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

In addition, on March 11, 2020, a disease caused by the novel strain of the coronavirus, or COVID-19, was characterized as a pandemic by the World Health Organization, and in response to COVID-19 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to COVID-19. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on the timing and progress of our current or future clinical trials and our business.

ATRC-101 is in early clinical development, and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical stage biopharmaceutical companies such as ours.

We may not have the financial resources to continue development of, or to enter into new collaborations for, ATRC-101 or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, a product candidate, such as:

◾	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
◾	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;
◾	delays in submitting IND applications or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
◾	conditions imposed by the FDA, or other regulatory authorities regarding the scope or design of our clinical trials;
◾	delays in enrolling research subjects in clinical trials;
◾	high drop-out rates of research subjects;
◾	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
◾	greater-than-anticipated clinical trial costs;
◾	poor effectiveness of our product candidates during clinical trials;
◾	unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site;
◾	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
◾	delays and changes in regulatory requirements, policies and guidelines; or
◾	the FDA or other regulatory agencies interpreting our data differently than we do.

As a result of COVID-19, we have experienced, and may experience in the future, disruptions or delays in our clinical trial for ATRC-101. These disruptions or delays may affect, among other things, enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if COVID-19 containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data. For example, we have experienced delays in initiating sites and achieving patient compliance with study-related procedures. We are working closely with our current and potential clinical trial sites to mitigate any disruptions or delays. COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, but at this time we cannot predict the full extent of this impact, or any other potential impact of COVID-19, on our clinical trial for ATRC-101.

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

ATRC-101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.

We may ultimately discover that ATRC-101 does not possess certain properties that we currently believe are helpful for therapeutic effectiveness and safety. For example, although ATRC-101 has exhibited encouraging results in animal studies, including anti-tumor activity and safety, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on ATRC-101. If ATRC-101 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations, which were closed for more than two months and recently reopened only for lab-based personnel and certain essential personnel, and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.*

COVID-19 could adversely impact our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. COVID-19 has resulted in authorities implementing numerous measures to contain the virus. These containment measures include travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns. In compliance with these containment measures, we transitioned to a fully remote working environment and our laboratories and office locations were closed for more than two months. We recently reopened our laboratories and office locations and a majority of our lab-based personnel and certain essential personnel have returned to work at these locations.  However, all other personnel are still working remotely.  We do not know if and when we may have to close our laboratories and office locations again, or when these locations will reopen for all personnel.  COVID-19 could adversely impact our business, including:

◾	disruptions or delays in our preclinical studies or our clinical trial for ATRC-101, including enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data;
◾	disruptions or delays in our manufacturing activities, including our supply of preclinical, clinical, and commercial materials from existing third-party manufacturers and our ability to engage new third-party manufacturers;
◾	disruptions or delays in our efforts to use and expand our discovery platform, both internally and externally with third parties, including decreased productivity of our lab-based personnel due to restrictions related to COVID-19 at our laboratory and office locations and delays in receiving necessary supplies and other materials;
◾	delays in activities of the FDA or other regulatory authorities related to our clinical trial for ATRC-101 or any future clinical trials;
◾	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
◾	changes in laws or regulations as a result of COVID-19 that may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial;
◾	interruption in global commercial transportation and shipping that may affect the transport of clinical trial materials;
◾	delays in necessary interactions with local regulators, ethics committees and other agencies and contractors due to limitations in employee resources or forced furlough of government personnel;
◾	delays and decreased productivity as a result of the majority of our personnel working remotely;
◾	the potential closure of our laboratories and offices again due to future COVID-19 outbreaks where our laboratories and offices are located;

◾	disruptions, delays and decreased productivity in the event that any of our personnel contract COVID-19, including as a result of the reopening of our laboratories and office locations and the return of certain personnel to these locations, which could necessitate quarantining and contact tracing efforts;
◾	disruptions or delays in using and expanding our discovery platform; and
◾	delays or difficulties in our ability to access capital.

Currently, patient screening continues in our clinical trial for ATRC-101.  However, COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, which may result in enrollment delays.

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

We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates.*

A key element of our strategy is to use and expand our discovery platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various diseases. Although our research and development efforts to date have resulted in our discovery and preclinical development of ATRC-101, ATRC-101 may not be safe or effective as a cancer treatment, and we may not be able to develop any other product candidates. In addition, as a result of COVID-19, we expect disruptions and delays in our efforts, both internally and externally with third parties, to use and expand our discovery platform.

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

Even if regulatory approval is obtained for a product candidate, including ATRC-101, we may not generate or sustain revenue from sales of the product. Market acceptance of our current and potential future product candidates will depend on, among other factors:

◾	the timing of our receipt of any marketing and commercialization approvals;
◾	the terms of any approvals and the countries in which approvals are obtained;
◾	the safety and efficacy of our product candidates;
◾	the prevalence and severity of any adverse side effects associated with our product candidates;
◾	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
◾	relative convenience and ease of administration of our product candidates;
◾	the success of our physician education programs;
◾	the availability of coverage and adequate government and third-party payor reimbursement;
◾	the pricing of our products, particularly as compared to alternative treatments; and
◾	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

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

In the event that any of our current or potential future product candidates receive regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

◾	regulatory authorities may withdraw their approval of the product or seize the product;
◾	we may be required to recall the product or change the way the product is administered to patients;
◾	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
◾	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
◾	regulatory authorities may require the addition of labeling statements, such as a ‘‘black box’’ warning or a contraindication;
◾	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
◾	we could be sued and held liable for harm caused to patients;
◾	the product may become less competitive; and
◾	our reputation may suffer.

We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.*

The development of biopharmaceutical product candidates is capital-intensive. If ATRC-101 or potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our discovery platform and ATRC-101 and will require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of ATRC-101 and additional potential future product candidates, to seek regulatory approvals for ATRC-101 and potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2020, we had $148.8 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2020 will be sufficient to fund our operations through the end of 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

◾	the timing and progress of preclinical and clinical development activities;
◾	the timing and progress of our development of our discovery platform;

◾	the price and pricing structure that we are able to obtain from our third-party contract manufacturers to manufacture our preclinical study and clinical trial materials and supplies;
◾	the number and scope of preclinical and clinical programs we decide to pursue;
◾	our ability to maintain our current licenses and research and development programs and to establish new collaborations;
◾	the progress of the development efforts of parties with whom we may in the future enter into collaboration and research and development agreements;
◾	the costs involved in obtaining, maintaining, enforcing and defending patents and other intellectual property rights;
◾	the cost and timing of regulatory approvals; and
◾	our efforts to enhance operational systems, secure sufficient laboratory space and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs, including clinical development of ATRC-101. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.*

From time to time, we have entered into, and may enter into in the future, strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, in July 2020, we entered into a collaboration and license agreement with Xencor, Inc. Our ability to generate revenue from any of our strategic transactions will depend on our partners’ abilities to successfully perform the functions assigned to them in these transactions. We cannot predict the success of any of our strategic transactions.

We also intend to evaluate and, if strategically attractive, seek to enter into additional collaborations in the future, including with biotechnology or biopharmaceutical companies or hospitals. The competition for partners is intense, and the negotiation process is time-consuming and complex. If we are not able to enter into strategic transactions, we may not have access to required liquidity or expertise to further develop our potential future product candidates or our discovery platform.

Any existing or potential future collaboration or other strategic transaction may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. We may acquire additional technologies and assets, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business, but we may not be able to realize the benefit of such acquisitions or collaborations. In addition, any new collaboration that we enter into may be on terms that are not optimal for us.

Our existing and future strategic transactions would entail numerous operational and financial risks, including:

◾	exposure to unknown liabilities;
◾	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies;
◾	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
◾	higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses;
◾	collaborators have significant discretion in determining the efforts and resources they apply to these collaborations, and may not pursue development of any product candidates we may develop or may elect not to continue development programs based on preclinical study results, changes in the collaborator’s strategic focus or other factors that may be beyond our control;
◾	collaborators could independently develop, or develop with third parties, products that may compete directly or indirectly with our product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
◾	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development or commercialization of our product candidates;
◾	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;
◾	disputes may arise between a collaborator and us, including with respect to the ownership of any intellectual property developed pursuant to our collaborations, that cause the delay or termination of the research, development or commercialization of a product candidate, or that result in costly litigation or arbitration that diverts management’s attention and resources;
◾	impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and
◾	the inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, any collaborations that we are currently engaged in or transactions we may complete in the future may be subject to the foregoing or other risks and our business could be materially harmed by such transactions. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

In addition, to the extent that any of our existing or future partners were to terminate a collaboration agreement, we may be forced to independently develop our current and future product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects.

If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with material and adverse impacts on our business and financial condition.*

We intend to rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA may require preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue clinical trials for our current or potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In particular, we initiated a Phase 1b clinical trial for ATRC-101 in patients with a limited number of tumor types. We cannot predict how difficult it will be to enroll patients for trials in these indications. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

◾	the severity of the disease under investigation;
◾	the patient eligibility criteria defined in the clinical trial protocol;
◾	the size of the patient population required for analysis of the trial’s primary endpoints;
◾	the proximity and availability of clinical trial sites for prospective patients;
◾	the patient referral practices of physicians;
◾	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
◾	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
◾	our ability to obtain and maintain patient consents; and
◾	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

We have experienced delays in initiating sites and achieving patient compliance with study-related procedures in our clinical trial for ATRC-101 due to COVID-19. We are working closely with our current and potential clinical trial sites to mitigate any potential disruptions and delays. However, COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, and may lead to significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.*

We currently rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our product candidates for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers represent our sole source of supplies of preclinical and future clinical development materials, including our source for the manufacture of ATRC-101. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply partners, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us becomes interrupted for any reason. We do not currently have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement sole source vendors, if required, may not be accomplished quickly. Any delays, whether due to COVID-19 or otherwise, resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

We also expect to rely on third-party manufacturers if we receive regulatory approval for any product candidate. We have existing, and may enter into future, manufacturing arrangements with third parties. We will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for any product candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

◾	an inability to initiate or continue clinical trials of product candidates under development;
◾	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
◾	loss of the cooperation of a potential future partner;
◾	subjecting third-party manufacturing facilities or our potential future manufacturing facilities to additional inspections by regulatory authorities;
◾	requirements to cease distribution or to recall batches of product candidates; and
◾	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Our third-party manufacturers may be unable to successfully scale manufacturing of ATRC-101 or potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing product candidates and commercializing approved products, if any.

In order to conduct clinical trials for ATRC-101 as well as any potential future product candidates, we will need to manufacture large quantities of these product candidates. We may continue to and currently expect to use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our current and potential future product candidates, including ATRC-101, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of cancers and tumors that may be able to be treated with antibodies that have been and may in the future be identified by our discovery platform, including ATRC-101, is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for ATRC-101 may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from ATRC-101.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop product candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immuno-oncology fields. We believe that while our discovery platform, its associated intellectual property, the characteristics of ATRC-101 and potential future product candidates and our scientific and technical know-how together give us a competitive advantage in this space, competition from many sources remains.

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

As of June 30, 2020, we had 118 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

As we move into conducting clinical trials of ATRC-101 or potential future product candidates, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of antibody treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Even if patents do successfully issue and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that we may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as ATRC-101 or future product candidates.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

◾	others may be able to make compounds or formulations that are similar to our product candidates, but that are not covered by the claims of any patents that we own, license or control;
◾	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own, license or control;
◾	we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;
◾	others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our owned or in-licensed intellectual property rights;
◾	it is possible that our owned or in-licensed pending patent applications will not lead to issued patents;
◾	issued patents that we own, in-license, or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;
◾	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
◾	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and
◾	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Risks Related to Government Regulation

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our only product candidate, ATRC-101, is in early clinical development and its risk of failure is high. It is impossible to predict when or if ATRC-101 or any potential future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of ATRC-101 or potential future product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

◾	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
◾	obtaining regulatory approval to commence a clinical trial;

◾	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
◾	obtaining institutional review board, or IRB, approval at each clinical trial site;
◾	recruiting suitable patients to participate in a clinical trial;
◾	having patients complete a clinical trial or return for post-treatment follow-up;
◾	clinical trial sites deviating from trial protocol or dropping out of a trial;
◾	adding new clinical trial sites; or
◾	manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101 or potential future product candidates.

ATRC-101 and any potential future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our potential future partners to begin selling them.

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

Because ATRC-101 or potential future product candidates we are developing may work through mechanisms of action or work against targets with which the FDA has limited early experience, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these product candidates. While we believe these product candidates are regulated as therapeutic biologics that are subject to requirements for review and approval of a Biologics License Application, or BLA, by the FDA, the lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of these product candidates, including ATRC-101. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the current or potential future product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any product candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If ATRC-101 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer ATRC-101 or our potential future product candidates, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we or potential future partners obtain for ATRC-101 or any potential future product candidate may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including ‘‘Phase 4’’ clinical trials, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or other regulatory authority approves ATRC-101 or any potential future product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

◾	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
◾	fines, warning letters or holds on clinical trials;
◾	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners;
◾	suspension or revocation of product license approvals;
◾	product seizure or detention or refusal to permit the import or export of products; and
◾	injunctions or the imposition of civil or criminal penalties.

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

We may seek an accelerated approval development pathway for our product candidates, including ATRC-101. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Among the provisions of the ACA, of greatest importance to the pharmaceutical and biotechnology industry are the following:

◾	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
◾	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);
◾	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected;
◾	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
◾	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
◾	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
◾	expansion of the entities eligible for discounts under the Public Health program;
◾	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
◾	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
◾	implementation of the federal physician payment transparency requirements, sometimes referred to as the ‘‘Physician Payments Sunshine Act’’.

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

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

◾	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act (discussed below);
◾	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
◾	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
◾	HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
◾	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
◾	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
◾	analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

◾	variations in the level of expense related to the ongoing development of our product candidates or future development programs;
◾	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;
◾	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;
◾	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
◾	additions and departures of key personnel;
◾	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
◾	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
◾	regulatory developments affecting our product candidates or those of our competitors; and
◾	changes in general market and economic conditions.

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

◾	our ability to advance ATRC-101 or potential future product candidates through preclinical studies and clinical trials;
◾	results of preclinical studies and clinical trials of ATRC-101 or potential future product candidates, or those of our competitors or potential future partners;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
◾	the success of competitive products or technologies;
◾	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
◾	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
◾	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
◾	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
◾	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
◾	our ability or inability to raise additional capital and the terms on which we raise it;
◾	the recruitment or departure of key personnel;
◾	changes in the structure of healthcare payment systems;
◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	announcement and expectation of additional financing efforts;
◾	speculation in the press or investment community;
◾	trading volume of our Class A common stock;
◾	sales of our Class A common stock by us or our stockholders;
◾	the concentrated ownership of our Class A common stock;
◾	changes in accounting principles;
◾	terrorist acts, acts of war or periods of widespread civil unrest;
◾	natural disasters and other calamities; and
◾	general economic, industry and market conditions.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on the beneficial ownership of our capital stock as of June 30, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 75.6% of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

As of December 31, 2019, management sufficiently completed its remediation of this material weakness by taking the following actions:

◾	We have implemented a new ERP system that is our system of record for our financial books and records from January 1, 2019 forward. This new ERP system has strong application-based controls inherent in its design that provide a stronger internal control infrastructure for financial reporting and for our internal control procedures.

◾	We strengthened the segregation of duties by hiring additional personnel and implementing workflows to appropriately segregate the incompatible duties of custody of assets, approvals and authorizations, and recording of transactions;
◾	We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues.
◾	We developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.
◾	We performed testing related to the functioning of these controls and continue to monitor these controls and make enhancements as needed.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of our company or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

◾	a prohibition on actions by our stockholders by written consent;
◾	a requirement that special meetings of stockholders, which our company is not obligated to call more than once per calendar year, be called only by the chairman of our board of directors, our chief executive officer, or our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors;
◾	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings;
◾	division of our board of directors into three classes, serving staggered terms of three years each; and
◾	the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

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

◾	any derivative action or proceeding brought on our behalf;
◾	any action asserting a breach of fiduciary duty;
◾	any action asserting a claim against us or our directors, officers, or employees arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
◾	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any other court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

On August 11, 2020, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen. The Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock having an aggregate offering price of up to $100,000,000, which we refer to as the ATM Shares. We have no obligation to sell any ATM Shares under the Sales Agreement. The issuance and sale of the ATM Shares, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, File No. 333-239652, initially filed with the SEC on July 2, 2020 and declared effective by the SEC on July 10, 2020. We make no assurance as to the continued effectiveness of this shelf registration statement.

Pursuant to the Sales Agreement, each time we wish to issue and sell Shares under the Sales Agreement, which we refer to as a Placement, we will notify Cowen with a placement notice containing the parameters within which we desire to sell the ATM Shares, which shall at a minimum include the number of ATM Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of ATM Shares that may be sold in any one day and any minimum price below which sales may not be made.

Upon delivery of a placement notice by us, and unless the sale of the ATM Shares described therein has been declined, suspended or otherwise terminated in accordance with the terms of the Sales Agreement, Cowen, as agent, will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on behalf of us such ATM Shares up to the amount specified, and otherwise in accordance with the terms of such placement notice.

Pursuant to the Sales Agreement, Cowen may sell the Shares by any method permitted by law deemed to be an “at the market offering” under Rule 415 of the Securities Act. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds from each Placement. Under the terms of the Sales Agreement, the Company may also sell ATM Shares to Cowen acting as principal for Cowen’s own account at prices agreed upon at the time of sale.

The Sales Agreement may be terminated by Cowen or us at any time upon notice to the other party, or by Cowen at any time in certain circumstances, including but not limited to the occurrence of a material adverse change to us.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6.   Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on From 10-Q.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231770	4.1	06/10/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1/A	333-231770	4.2	06/10/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

5.1	Opinion of Cooley LLP					X

10.1+	Collaboration and License Agreement by and between Xencor, Inc. and the Registrants, dated July 2, 2020					X

10.2	Class A Common Stock Sales Agreement between the Registrant and Cowen and Company, LLC, dated August 12, 2020					X

23.1	Consent of Cooley LLP (included in Exhibit 5.1)					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

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

+Portions of this exhibit (indicated by this asterisk) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRECA, INC.

Date:	August 12, 2020	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2020	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)