Form 10-Q
period 2020-09-30
Atreca, Inc.
filed 2020-11-12
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the registrant had 29,991,270 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Atreca, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$133,072	$157,954
Investments	126,192	14,663
Prepaid expenses and other current assets	4,898	3,502
Total current assets	264,162	176,119
Property and equipment, net	7,783	5,771
Long-term investments	205	10,799
Deposits and other	3,043	3,026
Total assets	$275,193	$195,715
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,524	$2,133
Accrued expenses	5,309	5,395
Other current liabilities	1,442	419
Total current liabilities	9,275	7,947
Capital lease obligations, net of current portion	17	53
Deferred rent	4,621	763
Total liabilities	13,913	8,763
Commitment and Contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both September 30, 2020 and December 31, 2019; 29,977,408 and 22,035,976 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both September 30, 2020 and December 31, 2019; 6,715,441 and 5,934,191 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	488,593	351,039
Accumulated other comprehensive income	117	16
Accumulated deficit	(227,434)	(164,106)
Total stockholders’ equity	261,280	186,952
Total liabilities and stockholders’ equity	$275,193	$195,715

Atreca, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Expenses
Research and development	$16,808	$12,812	$45,198	$40,447
General and administrative	6,614	4,864	20,195	10,919
Total expenses	23,422	17,676	65,393	51,366
Interest and other income (expense)
Other income	353	619	987	1,805
Interest income	142	1,189	1,082	2,328
Interest expense	(1)	(1)	(3)	(5)
Preferred stock warrant liability revaluation	—	—	—	(123)
Foreign exchange loss	—	(1)	—	(1)
Loss on disposal of property and equipment	—	—	—	(7)
Loss before income tax expense	(22,928)	(15,870)	(63,327)	(47,369)
Income tax expense	(1)	(1)	(1)	(2)
Net loss	$(22,929)	$(15,871)	$(63,328)	$(47,371)
Net loss per share, basic and diluted	$(0.66)	$(0.57)	$(2.09)	$(4.03)
Weighted-average shares used in computing net loss per share, basic and diluted	34,723,888	27,949,682	30,313,047	11,747,825

Atreca, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(22,929)	$(15,871)	$(63,328)	$(47,371)
Other comprehensive income (loss):
Unrealized gain (loss) on fair value of investments	(99)	(41)	101	48
Unrealized loss on currency translation	—	(2)	—	(1)
Comprehensive loss	$(23,028)	$(15,914)	$(63,227)	$(47,324)

Atreca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended September 30, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2019	—	$—	27,947,201	$3	$346,915	$86	$(128,122)	$218,882
Issuance of common stock upon exercise of options	—	—	3,610	—	10	—	—	10
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Issuance of common stock under the Employee Stock Purchase Plan	—	—	9,232	—	133	—	—	133
Stock-based compensation	—	—	—	—	1,878	—	—	1,878
Unrealized loss on fair value of investments	—	—	—	—	—	(41)	—	(41)
Unrealized currency exchange loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(15,871)	(15,871)
Balances at September 30, 2019	—	$—	27,960,043	$3	$348,942	$43	$(143,993)	$204,995

						Accumulated
	Convertible				Additional	Other		Total
Three Months Ended September 30, 2020	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2020	—	$—	28,192,733	$3	$358,401	$216	$(204,505)	$154,115
Issuance of common stock upon public offering, net	—	—	8,423,375	1	126,054	—	—	126,055
Issuance of common stock upon exercise of options	—	—	37,133	—	172	—	—	172
Issuance of common stock under the Employee Stock Purchase Plan	—	—	39,608	—	479	—	—	479
Stock-based compensation	—	—	—	—	3,487	—	—	3,487
Unrealized loss on fair value of investments	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—		(22,929)	(22,929)
Balances at September 30, 2020	—	$—	36,692,849	$4	$488,593	$117	$(227,434)	$261,280

Atreca, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (continued)

(in thousands, except share data)

(unaudited)

						Accumulated
	Convertible				Additional	Other		Total
Nine Months Ended September 30, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	17,248,259	$209,668	2,119,872	$—	$3,593	$(4)	$(96,622)	$(93,033)
Conversion of convertible preferred stock	(17,248,259)	(209,668)	17,248,259	2	209,666	—	—	209,668
Issuance of common stock upon initial public offering, net	—	—	8,452,500	1	130,785	—	—	130,786
Exercise of warrants	—	—	62,936	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	67,244	—	241	—	—	241
Vesting of early exercised stock options	—	—	—	—	8	—	—	8
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	503	—	—	503
Issuance of common stock under the Employee Stock Purchase Plan	—	—	9,232	—	133	—	—	133
Stock-based compensation	—	—	—	—	4,013	—	—	4,013
Unrealized gain on fair value of investments	—	—	—	—	—	48	—	48
Unrealized currency exchange loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(47,371)	(47,371)
Balances at September 30, 2019	—	$—	27,960,043	$3	$348,942	$43	$(143,993)	$204,995

						Accumulated
	Convertible				Additional	Other		Total
Nine Months Ended September 30, 2020	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	—	$—	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon public offering, net	—	—	8,423,375	1	126,054	—	—	126,055
Issuance of common stock upon exercise of options	—	—	223,143	—	1,131	—	—	1,131
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	—	—	76,164	—	1,012	—	—	1,012
Stock-based compensation	—	—	—	—	9,353	—	—	9,353
Unrealized gain on fair value of investments	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	(63,328)	(63,328)
Balances at September 30, 2020	—	$—	36,692,849	$4	$488,593	$117	$(227,434)	$261,280

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(63,328)	$(47,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,805	1,218
Loss on disposal of property and equipment	—	7
Stock-based compensation	9,353	4,013
Preferred stock warrant liability revaluation	—	123
Accretion of discount on investments	(63)	(686)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,170)	(2,714)
Accounts payable	38	1,450
Accrued expenses	(93)	1,511
Other current liabilities	932	(11)
Deferred rent	3,952	141
Net cash used in operating activities	(48,574)	(42,319)
Cash Flows from Investing Activities
Purchase of property and equipment	(3,726)	(1,822)
Purchase of investments	(163,881)	(84,160)
Proceeds from maturities of investments	63,110	50,000
Change in deposits	127	92
Net cash used in investing activities	(104,370)	(35,890)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	1,012	133
Proceeds from exercise of stock options	1,131	249
Proceeds from public offering, net	126,688	133,633
Principal payments on capital lease obligations	(35)	(36)
Payments of offering costs	(364)	(2,848)
Net cash provided by financing activities	128,432	131,131
Net change in cash, cash equivalents and restricted cash	(24,512)	52,922
Cash, cash equivalents and restricted cash, beginning of period	159,236	114,504
Cash, cash equivalents and restricted cash, end of period	$134,724	$167,426

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3	$5
Cash paid for income taxes	$1	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs related to public offering included in accounts payable and accrued liabilities	$269	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$209,669
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$503
Vesting of early exercised common stock options	$4	$8
Purchases of property and equipment included in accounts payable and accrued liabilities	$91	$—

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

2020 Common Stock Offering

In July 2020, the Company closed its follow-on stock offering of 7,642,125 shares of its Class A common stock and 781,250 shares of its Class B common stock at an offering price of $16.00 per share, including 610,875 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s Class A common stock. The Company received net proceeds of $126.1 million, after deducting underwriting discounts and commissions of $8.1 million and offering expenses of $0.6 million.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2020 and its results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The condensed results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date.

Collaborations

Historically, we have entered into a number of discovery collaborations as we developed our discovery platform. These collaborations have generally focused on identifying novel antibodies in areas of significant unmet medical need.

In July 2020, the Company entered into a Collaboration and License Agreement with Xencor, Inc. (“Xencor Agreement”), to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. Under the Xencor Agreement, the Company and Xencor, Inc. will engage in a three-year research program in which the Company will provide antibodies against novel tumor targets through its discovery platform from which Xencor, Inc. will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50% of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, the Xencor Agreement allows each partner the option to pursue up to two programs independently, with a mid-to high-single digit percent royalty payable on net sales to the other partner.

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of Accounting Standard Codification (“ASC”) 808 Collaboration Agreements. As of September 30, 2020, the Company had $110,000 of receivable under the research cost-sharing provision recorded in prepaid and other current assets on the accompanying balance sheet.

The Company evaluated the Xencor Agreement under the provisions of Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, “ASC 606”). The Company concluded that Xencor, Inc. is not a customer as there are no distinct units of account that are reflective of a vendor-customer relationship or exchange of consideration for the research activities.

Other Income

Other income is comprised of amounts earned from services performed under service agreements. Beginning January 1, 2018, the Company follows the provisions of Accounting Standards Update 2014-09 ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The guidance provides a unified model to determine how income is recognized.

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $1,000 and $237,000 are included in prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019, respectively. In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and will be recognized as other income over the expected service period of 18 months. Contract liabilities of $1.2 million related to the agreement are included in other current liabilities, as of September 30, 2020. There were no contract liabilities included in other current liabilities as of December 31, 2019.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.7 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively. This amount is included in deposits and other in the accompanying condensed consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$133,072	$157,954
Restricted cash	1,652	1,282
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$134,724	$159,236

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at two financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at September 30, 2020 and December 31, 2019. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2020-03 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. The amendment replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. Topic 326 is effective for the Company as of January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,608	$—	$—	$43,608
U.S. Agency Bonds	—	10,719	—	10,719
Certificates of deposit	1,682	—	—	1,682
Corporate debt securities	—	17,606	—	17,606
U.S. Treasury securities	106,388	—	—	106,388
	$151,678	$28,325	$—	$180,003

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$152,770	$—	$—	$152,770
Certificates of deposit	1,950	—	—	1,950
Corporate debt securities	—	3,459	—	3,459
U.S. Treasury securities	20,052	—	—	20,052
Total	$174,772	$3,459	$—	$178,231

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of September 30, 2020 and 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than two years.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of September 30, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$123,074	$—	$—	$123,074
U.S. Treasury securities	106,303	85	—	106,388
Corporate debt securities	17,584	22	—	17,606
U.S. Agency bonds	10,719	—	—	10,719
Certificates of deposit	1,672	10	—	1,682
Total	259,352	117	—	259,469
Less amounts classified as cash and cash equivalents	(133,072)	—	—	(133,072)
Total available-for-sale investments	$126,280	$117	$—	$126,397

	As of December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$157,954	$—	$—	$157,954
U.S. Treasury securities	20,037	16	—	20,053
Corporate debt securities	3,459	—	—	3,459
Certificates of deposit	1,950	—	—	1,950
Total	183,400	16	—	183,416
Less amounts classified as cash and cash equivalents	(157,954)	—	—	(157,954)
Total available-for-sale investments	$25,446	$16	$—	$25,462

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance	$2,175	$1,265
Vendor prepayments and deposits	970	963
Prepaid rent	1,397	879
Non-trade receivables	120	242
Interest receivables and other current assets	236	153
Total prepaid expenses and other current assets	$4,898	$3,502

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$11,255	$9,355
Furniture and fixtures	242	225
Computer hardware and software	854	785
Leasehold improvements	667	629
Construction in process	1,888	136
	14,906	11,130
Less accumulated depreciation and amortization	(7,123)	(5,359)
Total property and equipment, net	$7,783	$5,771

Depreciation expense was $0.6 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

The net book value of property and equipment under capital leases was $60,000 and $94,000 at September 30, 2020 and December 31, 2019, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation and related benefits	$3,692	$4,435
Professional fees	262	214
Contract research fees	925	563
Other	430	183
Total accrued expenses	$5,309	$5,395

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $2.9 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $6.7 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at September 30, 2020 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2020 (remaining 3 months)	$13	$1,428
2021	51	6,697
2022	4	7,336
2023	—	7,037
2024	—	7,248
Thereafter	—	69,091
Total minimum lease payments	68	$98,837
Less: amount representing interest	(3)
Present value of capital lease obligation	65
Less: current portion	(48)
Non-current portion	$17

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

Common Stock Warrant

In connection with the issuance of the Company’s Series A preferred stock in August 2015, the Company issued a warrant to purchase an aggregate of 62,936 shares of common stock at $0.0001 per share. The warrant was immediately exercisable and expires, if not exercised, in August 2025. At issuance, the fair value of the warrant was determined to be $41,509, which was recorded as a Series A preferred stock issuance cost and additional paid-in capital.

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The issuance and sale of the ATM Shares, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, File No. 333-239652, initially filed with the SEC on July 2, 2020 and declared effective by the SEC on July 10, 2020. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the

Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2020, no ATM Shares have been sold under the Sales Agreement.

10.           Equity Incentive Plans

2019 Equity Incentive Plan

The Company’s board of directors adopted and our stockholders approved our 2019 Equity Incentive Plan, (the “2019 Plan”), on June 2, 2019, and June 7, 2019, respectively. The 2019 Plan became effective on June 19, 2019, and no further grants will be made under the Company’s 2010 Equity Incentive Plan. The purpose of the 2019 Plan, through the grant of stock awards including stock options and other stock-based awards, including restricted stock units (“RSUs”), is to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of the Company’s affiliates, and provide a means by which the eligible recipients may benefit from increases in the value of the Company’s Class A common stock. Under the 2019 Plan, 6,141,842 shares of the Company’s Class A common stock have been reserved for issuance to employees, directors and consultants. Additionally, the number of shares of the Company’s Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

Stock option activity under the 2019 Plan and the Company’s 2010 Equity Incentive Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2019	3,742,144	$9.58	8.6	$22,910
Granted	1,446,250	21.33
Exercised	(223,143)	5.07
Cancelled	(44,394)	15.63
Balances, September 30, 2020	4,920,857	$13.18	8.3	$16,009
Vested and expected to vest at September 30, 2020	4,920,857	$13.18	8.3	$16,009
Exerciseable at September 30, 2020	2,312,537	$9.07	7.6	$13,441
Vested at September 30, 2020	1,916,554	$9.88	7.7	$9,948

The weighted-average grant date fair value of options granted to employees and non-employees in the nine months ended September 30, 2020 and 2019 was $13.55 and $10.42, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life (in years)	6.01	6.03	5.85	6.02
Volatility	88.5%	80.5%	85.6%	80.8%
Risk-free interest rate	0.39%	1.77%	1.05%	2.19%

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the three months ended September 30, 2020 and 2019, the expense related to the ESPP was $194,000 and $177,000, respectively. During the nine months ended September 30, 2020 and 2019, the expense related to the ESPP was $525,000 and $177,000, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.2 - 2.0
Volatility	103.4 - 114.6%	75.1 - 93.7%	91.4 - 114.6%	74.6 - 101.6%
Risk-free interest rate	0.12 - 0.14%	1.50 - 1.89%	0.12 - 1.11%	1.50 - 2.15%

The Company recognized $3.5 million and $1.9 million of stock-based compensation expense related to the 2019 Plan and ESPP for the three months ended September 30, 2020 and 2019, respectively. The Company recognized $9.4 million and $4.0 million of stock-based compensation expense related to the 2019 Plan and ESPP for the nine months ended September 30, 2020 and 2019, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,628	$920	$4,490	$2,091
General and administrative	1,859	958	4,863	1,922
	$3,487	$1,878	$9,353	$4,013

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of September 30, 2020.

Unrecognized compensation expense as of September 30, 2020 totaled $30.5 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.7 years.

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

12.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Nine Months Ended September 30,
	2020	2019
Common stock options	4,920,857	3,690,398
Convertible preferred stock warrants	49,997	49,997
Early exercised stock options	—	2,284
	4,970,854	3,742,679

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

14.          Related Party Transactions

The Company recorded other income of $2,000 and $3,000 for the three months ended September 30, 2020 and 2019, respectively, and $187,000 and $486,000 for the nine months ended September 30, 2020 and 2019, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder at September 30, 2020 and December 31, 2019 of $1,000 and $121,000, respectively.

The Company recorded expense of $0.3 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $0.2 million and $0.1 million to the related party at September 30, 2020 and December 31, 2019, respectively.

The Company recorded expense of $0.4 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively, related to legal services performed by a related party. The Company owed $0.3 million and $0.2 million to the related party at September 30, 2020 and December 31, 2019, respectively.

The Company recorded research and development expense of $61,000 and $123,000 during the three months ended September 30, 2020 and 2019, respectively, and $188,000 and $335,000 for the nine months ended September 30, 2020 and 2019, respectively, under consulting agreements with two members of the Company’s board of directors. On August 22, 2019, one of the two members provided the Company with notice of his resignation from the Company’s board of directors. The Company owed $74,000 and $73,000 to the members of the Company’s board of directors at September 30, 2020 and December 31, 2019, respectively.

15.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements through November 12, 2020, the date on which the unaudited interim condensed consolidated financial statements were available to be issued.

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

We have incurred significant operating losses since our inception. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates. Our net losses were $22.9 million and $15.9 million for the three months ended September 30, 2020 and 2019, respectively, and $63.3 million and $47.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $227.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of September 30, 2020, we had cash, cash equivalents and investments of $259.5 million.

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

Impact of COVID-19

On March 11, 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with a high concentration of cases in the United States where we operate. The rapid spread has resulted in authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns. As the COVID-19 pandemic unfolded globally, we transitioned to a fully remote working environment. As a result, our laboratories and office locations were closed for more than two months and partially re-opened in June 2020 for only a small number of critical lab-based personnel to resume limited operations.

We are currently experiencing changes in our operations including temporary closures of lab activity, delays from third-party service providers, and slower enrollment in our clinical studies during the second and third quarters of fiscal 2020. The financial results for the three months and nine months ended September 30, 2020 reflect a decrease in overall operating expenses as a result of these impacted activities. We are continuing to monitor the impact of the COVID-19 pandemic on our business. As of September 30, 2020, we have not identified any significant disruption or impairment of our assets due to the COVID-19 pandemic.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	September 30,		Change
	2020	2019	$	%

	(in thousands)
Operating expenses:
Research and development	$16,808	$12,812	$3,996	31%
General and administrative	6,614	4,864	1,750	36%
Total operating expenses	23,422	17,676	5,746	33%
Operating Loss	(23,422)	(17,676)	(5,746)	33%
Other income (expense), net:
Other income	353	619	(266)	(43)%
Interest income	142	1,189	(1,047)	(88)%
Interest expense	(1)	(1)	—	—%
Foreign exchange loss	—	(1)	1	*
Total other income, net	494	1,806	(1,312)	(73)%
Income tax expense	(1)	(1)	—	*
Net Loss	$(22,929)	$(15,871)	$(7,058)	44%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$6,713	$5,429
Product and other contract services	3,433	2,376
Laboratory supplies and equipment	2,255	1,653
Consulting, legal and other services	1,168	1,386
Facility related	2,720	1,054
Other	519	914
Total research and development expenses	$16,808	$12,812

Research and development expenses increased by $4.0 million, or 31%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to higher personnel-related expenses of $1.3 million as a result of additional employee headcount, a $1.7 million increase in facility expenses due to expansion of lab facilities and activities in an additional location, a $1.1 million increase in product and other contract services for increased clinical trial activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$3,877	$2,700
Consulting, legal and other services	498	682
Facility related	911	356
Other	1,328	1,126
Total general and administrative expenses	$6,614	$4,864

General and administrative expenses increased by $1.8 million, or 36%, during the three months ended September 30, 2020 compared to the same period in 2019. The increase consists of a $1.2 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount, and a $0.6 million increase in facility related expense primarily attributable to our new office facilities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.3 million during the three months ended September 30, 2020 compared to the same period in 2019 due largely to the completion of service for Bristol Myers Squibb Company.

Interest Income

Interest income decreased to $0.1 million during the three months ended September 30, 2020 as compared to $1.2 million during the three months ended September 30, 2019 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the three months ended September 30, 2020 and 2019 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations during the respective periods:

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%

	(in thousands)
Operating expenses:
Research and development	$45,198	$40,447	$4,751	12%
General and administrative	20,195	10,919	9,276	85%
Total operating expenses	65,393	51,366	14,027	27%
Operating Loss	(65,393)	(51,366)	(14,027)	27%
Other income (expense), net:
Other income	987	1,805	(818)	(45)%
Interest income	1,082	2,328	(1,246)	(54)%
Interest expense	(3)	(5)	2	(40)%
Preferred stock warrant liability revaluation	—	(123)	123	*
Foreign exchange loss	—	(1)	1	*
Loss on disposal of property and equipment	—	(7)	7	*
Total other income, net	2,066	3,997	(1,931)	(48)%
Income tax expense	(1)	(2)	1	*
Net Loss	$(63,328)	$(47,371)	$(15,957)	34%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$19,323	$14,801
Product and other contract services	8,592	12,393
Laboratory supplies and equipment	5,750	4,631
Consulting, legal and other services	3,044	3,767
Facility related	6,855	3,174
Other	1,634	1,681
Total research and development expenses	$45,198	$40,447

Research and development expenses increased by $4.8 million, or 12%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to higher personnel-related expenses of $4.5 million as a result of additional employee headcount, a $3.6 million increase in facility expenses due to expansion of lab facilities and activities in an additional location, a $1.1 million increase in laboratory supplies and equipment expenses attributable to increased research headcount, offset by a $3.8 million decrease in product and other contract services as a result of lower ATRC-101 manufacturing costs, partially offset by an increase in clinical trial activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$11,002	$6,392
Consulting, legal and other services	2,922	1,487
Facility related	2,311	702
Other	3,960	2,338
Total general and administrative expenses	$20,195	$10,919

General and administrative expenses increased by $9.3 million, or 85%, during the nine months ended September 30, 2020 compared to the same period in 2019. The increase consists of a $4.6 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount and a $1.4 million increase in consulting, legal and other services costs primarily due to increasing legal costs for corporate governance and business development, a $1.6 million increase in other expenses related to software subscriptions and employee relations, and a $1.6 million increase in facility related expense primarily attributable to our new office facilities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.8 million during the nine months ended September 30, 2020 compared to the same period in 2019 due largely to the completion of service for Bristol Myers Squibb Company.

Interest Income

Interest income decreased to $1.1 million during the nine months ended September 30, 2020 as compared to $2.3 million during the nine months ended September 30, 2019 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the nine months ended September 30, 2020 and 2019 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Preferred Stock Warrant Liability Revaluation

Preferred stock warrant liability revaluation recognizes changes in the fair value of the preferred stock warrants. Upon the closing of the IPO, the warrants to purchase 49,997 shares of our preferred stock were converted to warrants to purchase 49,997 shares of our Class A common stock. We recognized no expense during the nine months ended September 30, 2020, compared to the $123,000 remeasurement expense recognized during the same period in 2019, as these warrants were reclassified to equity and not subject to remeasurement in the current period.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and investments totaling $259.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities, commercial paper and corporate debt securities.

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

In June 2019, we completed our IPO of 6,452,500 shares of our Class A common stock and 2,000,000 shares of our Class B common stock at an offering price of $17.00 per share, including 1,102,500 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s Class A common stock. We received net proceeds of $130.8 million in our IPO, after deducting underwriting discounts and commissions of $10.1 million and offering expenses of $2.8 million.

In July, 2020, we issued and sold 7,642,125 shares of our Class A common stock, and 781,250 shares of our Class B common stock at an offering price of $16.00 per share. The net proceeds to us from this offering was $126.1 million after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $0.6 million. As of September 30, 2020, we had an accumulated deficit of $227.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Cash used in operating activities	$(48,574)	$(42,319)
Cash used in investing activities	(104,370)	(35,890)
Cash provided by financing activities	128,432	131,131
Net increase (decrease) in cash and cash equivalents and restricted cash	$(24,512)	$52,922

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, cash used in operating activities was $48.6 million, which consisted of a net loss of $63.3 million, partially offset by $11.1 million in non-cash charges and a net change of $3.7 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $1.8 million and stock-based compensation of $9.4 million. The change in operating assets and liabilities was primarily due to an increase in other current liabilities of $0.9 million, resulting from an increase in contract liabilities from our new arrangement with an external partner, and a $4.0 million increase in deferred rent primarily due to increases in lease incentive obligations and deferred rent, which was partially offset by a $1.2 million increase in prepaid expenses and other current assets attributable to an increase in prepaid insurance.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, cash used in investing activities of $104.4 million was primarily related to $100.8 million in net purchases of investments attributable to the proceeds from the common stock offering in July 2020.

For the nine months ended September 30, 2019, cash used in investing activities of $35.9 million was primarily related to $84.6 million in net purchases of investments, partially offset by $50.0 million provided by proceeds from maturities of investments.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, cash provided by financing activities was $128.4 million, which primarily related to $126.7 million proceeds from the common stock offering, net of underwriting discounts and commissions, and $1.0 million and $1.1 million proceeds from our 2019 Employee Stock Purchase Plan and employee stock option exercises, respectively, partially offset by $0.4 million payments of the common stock offering.

For the nine months ended September 30, 2019, cash provided by financing activities was $131.1 million, which primarily related to $133.6 million of proceeds from the IPO, net of underwriting discounts and commissions, partially offset by $2.8 million payments of IPO costs.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2020:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(in thousands)
Contractual obligations:
Operating lease obligations	$5,871	$14,853	$14,606	$63,507	$98,837
Capital lease obligations	50	17	—	—	67
Total contractual obligations	$5,921	$14,870	$14,606	$63,507	$98,904

The operating lease obligations noted above represent operating lease obligations related to our currently occupied premises in South San Francisco, California, and premises in San Carlos, California, which we took possession of in August 2020 for the construction of certain tenant improvements prior to our rent commencement. These leases expire at various dates through the second half of 2033.

In July 2019, we entered into a lease agreement, or the San Carlos Lease, for the lease of approximately 99,557 rentable square feet of office space located in San Carlos, California, which is intended to serve as our permanent headquarters, office and laboratory space following the completion of construction and certain tenant improvements. The term of the San Carlos Lease commenced in August 2020, and the premises were delivered to us for the construction of certain tenant improvements. The term will end on the date that is 144 months from the first day of the first full month after rent commences. Base rent for the San Carlos Lease is $557,519 per month, with annual increases of 3%. We are obligated to provide a security deposit of $1.1 million in the form of a letter of credit.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $259.5 million and $183.4 million as of September 30, 2020 and December 31, 2019, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Identified Material Weaknesses

Our management previously identified and disclosed a material weakness in our internal control over financial reporting at June 24, 2019 which related to a lack of application-based controls inherent in our enterprise resource planning, or ERP, system used for maintaining our financial books and records.

As of December 31, 2019, our management sufficiently completed its remediation of this material weakness by taking the following actions:

◾	We implemented a new ERP system that is our system of record for our financial books and records from January 1, 2019 forward. This new ERP system has strong application-based controls inherent in its design that provide a much stronger internal control infrastructure for financial reporting and for our internal control procedures.
◾	We strengthened the segregation of duties by hiring additional personnel and implementing workflows to appropriately segregate the incompatible duties of custody of assets, approvals and authorizations, and recording of transactions.
◾	We designed additional controls around identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP with regard to complex accounting issues.
◾	We developed and implemented policies and procedures related to security access, including security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels.
◾	We performed testing related to the functioning of these controls and continue to monitor these controls and make enhancements as needed.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2019 Form 10-K, are set forth below and are unchanged substantively as of September 30, 2020, except for those risks designated by an asterisk (*).

Summary Risk Factors

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:*

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	ATRC 101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC 101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations, which were closed for more than two months and reopened in June 2020 only for lab-based personnel and certain essential personnel, and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates.
●	Our approach to developing and identifying our antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC 101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the FDA through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

Risks Related to Our Class A Common Stock

●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	The future issuance of equity or of debt securities that are convertible into equity would dilute our share capital.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Our ability to use net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.
●	We previously identified a material weakness in our internal control over financial reporting, which we believe has now been remediated. Any future failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our securities to decline.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.*

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2020, and December 31, 2019, we had accumulated deficits of $227.4 million and $164.1 million, respectively. For the three months ended September 30, 2020 and 2019, our net losses were $22.9 million and $15.9 million, respectively. For the nine months ended September 30, 2020 and 2019, our net losses were $63.3 million and $47.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations, which were closed for more than two months and reopened in June 2020 for lab-based personnel and certain essential personnel, and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.*

COVID-19 could adversely impact our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. COVID-19 has resulted in authorities implementing numerous measures to contain the virus. These containment measures include travel bans and restrictions, quarantines, social distancing requirements, shelter-in-place orders and business shutdowns. In compliance with these containment measures, we transitioned to a fully remote working environment and our laboratories and office locations were closed for more than two months. We reopened our laboratories and office locations in June 2020 and a majority of our lab-based personnel and certain essential personnel have returned to work at these locations.  However, all other personnel are still working remotely.  We do not know if and when we may have to close our laboratories and office locations again, or when these locations will reopen for all personnel.  COVID-19 could adversely impact our business, including:

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

Currently, patient screening continues in our clinical trial for ATRC-101.  However, COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, which may result in enrollment delays. In addition, we experienced slower enrollment in the second and third quarters of fiscal 2020.

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

As of September 30, 2020, we had $259.5 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2020 will be sufficient to fund our operations through the end of 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.*

We intend to rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed or fail, or could be otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA may require preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

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

In our clinical trial for ATRC-101, we have experienced delays due to COVID-19 in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients during the second and third quarters of fiscal 2020. We are working closely with our current and potential clinical trial sites to mitigate any potential disruptions and delays. However, COVID-19 is likely to impact our ability to initiate additional clinical trial sites quickly, and may lead to significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

As of September 30, 2020, we had 128 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

Our management has flexibility in allocating the net proceeds from our initial public offering, and other public offerings, and you may not agree with how we use these proceeds, and these proceeds may not be invested successfully.

We intend to use the net proceeds from our initial public offering and other public offerings to fund preclinical and clinical development activities, further development of our discovery platform, discover new product candidates, hire additional personnel, make capital expenditures, pay costs of operating as a public company and fund other general purposes. We may also use a portion of the net proceeds from our public offerings to in-license, acquire or invest in complementary businesses, technologies, products or assets. However, we have no current commitments or obligations to do so. Therefore, our management will have flexibility in allocating the net proceeds from our public offerings. Accordingly, you will be relying on the judgment of our management with regard to the allocation of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being allocated appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for our company.

If securities or industry analysts do not publish research or reports about our company, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.*

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us, or who commence covering us in the future, issue an adverse or misleading opinion regarding us, our business model, our intellectual property rights or our Class A common stock performance, or if our target studies and operating results fail to meet the expectations of the analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on the beneficial ownership of our capital stock as of September 30, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 60.8% of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

On August 12, 2020, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen. The Sales Agreement provides that, upon the terms and subject to the conditions set forth therein, we may issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock having an aggregate offering price of up to $100,000,000, which we refer to as the ATM Shares. We have no obligation to sell any ATM Shares under the Sales Agreement. The issuance and sale of the ATM Shares, if any, is subject to the continued effectiveness of our shelf registration statement on Form S-3, File No. 333-239652, initially filed with the SEC on July 2, 2020 and declared effective by the SEC on July 10, 2020. We make no assurance as to the continued effectiveness of this shelf registration statement.

Pursuant to the Sales Agreement, each time we wish to issue and sell ATM Shares under the Sales Agreement, which we refer to as a Placement, we will notify Cowen with a placement notice containing the parameters within which we desire to sell the ATM Shares, which shall at a minimum include the number of ATM Shares to be issued, the time period during which sales are requested to be made, any limitation on the number or dollar amount of ATM Shares that may be sold in any one day and any minimum price below which sales may not be made.

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

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which is attached to our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2020 as Exhibit 10.2 and incorporated herein by reference.

Item 6.   Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on From 10-Q.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Underwriting Agreement, dated as of July 15, 2020, by and among the Registrant, Cowen and Company, LLC, Evercore Group, L.L.C. and Stifel, Nicolaus & Company, Incorporated.	8-K	001-38935	1.1	07/16/20

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231770	4.1	06/10/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1/A	333-231770	4.2	06/10/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

10.1+	Collaboration and License Agreement by and between Xencor, Inc. and the Registrant, dated July 2, 2020	10-Q	001-38935	10.1	08/12/20

10.2	Class A Common Stock Sales Agreement between the Registrant and Cowen and Company, LLC, dated August 12, 2020	10-Q	001-38935	10.2	08/12/20

10.3#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and John Orwin					X

10.4#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Herbert Cross					X

10.5#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Tito Serafini					X

10.6#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Lisa Lynn Decker					X

10.7#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Norman Greenberg	X

10.8#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Courtney Phillips	X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	X

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

ATRECA, INC.

Date:	November 12, 2020	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2020	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)