Form 10-K
period 2020-12-31
Atreca, Inc.
filed 2021-02-26
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Select Global Market on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), was approximately $304.6 million. Shares of Class A common stock and Class B common stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2021, the registrant had 30,115,715 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders, or the 2021 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2020, or Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

◾	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and IND and other regulatory submissions;
◾	our expectations regarding the activity of ATRC-101 or potential future product candidates once administered in a human subject;
◾	our expectations and beliefs regarding the market for cancer therapies and development of the immuno-oncology industry;
◾	our ability to identify and develop product candidates for treatment of additional disease indications;
◾	our or a potential future collaborator's ability to obtain and maintain regulatory approval of any of our current or potential future product candidates;
◾	the rate and degree of market acceptance of any approved product candidates;
◾	the implementation of our business model and strategic plans for our business, technologies, and current or potential future product candidates;
◾	our or any potential future collaborator's ability to obtain and maintain intellectual property protection for our discovery platform and current or potential future product candidates and our ability to operate our business without infringing the intellectual property rights of others; and
◾	other factors discussed elsewhere in this report.

We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in Part I,, Item 1A, “Risk Factors” and elsewhere in this Form 10-K. These risks are not exhaustive. Other sections of this Form 10-K include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Form 10-K as part of your evaluation of an investment in our common stock.

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	ATRC 101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC 101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations, which were closed for more than two months and reopened in June 2020 for lab-based personnel and certain essential personnel only, and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates.
●	Our approach to developing and identifying our antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC 101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the FDA through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. We have initiated a Phase 1b clinical trial in patients with select solid tumors in which the first patient was dosed in February 2020. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of "hit" antibodies that bind preferentially to tumor tissue across patients. To that end, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody "weaponization" technologies.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company by utilizing our differentiated platform to discover and develop antibody-based therapeutics against novel targets. In pursuit of that strategy, we intend to:

◾	Rapidly advance our lead product candidate, ATRC-101, into clinical trials in multiple types of solid tumors. ATRC-101 is the first candidate identified using our discovery platform that has advanced into a clinical trial. ATRC-101 displays broad reactivity across a variety of human solid tumor samples and has demonstrated potent single-agent anti-tumor activity in preclinical models via a unique mechanism of action, which we term Driver Antigen Engagement. In February 2020, we commenced clinical studies to evaluate ATRC-101 in a monotherapy setting and we plan to evaluate this candidate in combination with other agents in multiple solid tumors.
◾	Continue efforts to develop a pipeline of antibody-based product candidates for oncology. While our only product candidate that is currently in clinical development is ATRC-101, we have utilized our differentiated drug discovery approach to identify over 2,000 distinct human antibodies targeting human tumors that can potentially provide the basis for additional product candidates. Our ongoing efforts are focused on identifying, analyzing and refining antibodies to generate clinical candidates that take advantage of various mechanisms of action and novel targets. We engineer some of our antibodies into various drug formats, such as bispecific antibodies, to drive anti-tumor activity. We intend to build out a proprietary pipeline of product candidates addressing large populations of patients across a range of solid tumors. We currently own worldwide rights to the oncology product candidates derived from our platform. Product candidates developed pursuant to activities undertaken with our collaborators may be subject to certain collaborator rights.

◾	Selectively enter into collaborations to enhance and expand our product pipeline as well as our drug development capabilities. We believe that the single agent anti-tumor activity of many of the antibodies discovered using our platform could be enhanced by incorporating potential collaborator technologies. We intend to continue to selectively form collaborations with partners to gain access to complementary technologies and expertise in order to develop product candidates with increased potential for anti-tumor activity.
◾	Continue to invest in our discovery platform to further enhance our ability to identify novel antibodies and to generate clinical candidates from our growing hit library. A key pillar of our discovery platform is our proprietary sample repository, which includes over 1,600 blood-derived samples sourced from over 500 patients representing over 30 different types of solid tumors. We plan to expand the scope of our repository and enhance other portions of our platform in order to maintain our leadership position in the discovery of novel targets in non-autologous tumor tissue and antibodies that bind to them. We also plan to continue to enhance our capabilities to translate these proprietary findings into product candidates such as through further internal expansion of our target identification capabilities, as well as through additional external collaborations focused on giving us multiple approaches to identify the novel targets to which our antibodies are binding.
◾	Continue to expand our intellectual property portfolio to further protect our discovery platform and the novel product candidates it may generate. The intellectual property surrounding our platform consists of patents and patent applications, trade secrets and know-how, and we plan to expand our intellectual property as we continue to develop our platform. We also intend to protect our product candidates by pursuing composition-of-matter and method-of-use patents typical for antibody-based therapeutics. Furthermore, as our platform identifies novel antibody-target pairs in which a human antibody may bind to a previously underappreciated target in a useful manner, we plan to pursue additional intellectual property supporting our candidates deriving from their interactions with targets.

COVID-19 Business Update

In March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. In response to COVID-19, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. Following guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020. As a result, our laboratories and office locations were closed for more than two months and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. All other personnel are still working remotely. In addition, in our clinical trial for ATRC-101, we experienced delays due to COVID-19 in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients during the second and third quarters of fiscal 2020, although we have not experienced enrollment delays since that time. To date, however, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business.

COVID-19 continues to evolve rapidly, and multiple variants of the virus that causes COVID-19 are circulating globally. We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business. For further information regarding these impacts, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview of our Business” in this Form 10-K.

Our Lead Candidate: ATRC-101 for the Treatment of Solid Tumors

ATRC-101 is a monoclonal antibody derived from an antibody identified using our discovery platform in the active immune response of a patient. We believe that ATRC-101 may have broad potential as an immunotherapeutic agent in a range of solid tumors. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has also demonstrated robust anti-tumor activity as a single agent in multiple preclinical syngeneic tumor models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. ATRC-101 has also demonstrated preclinical activity in combination with other immunotherapeutics, including PD-1 checkpoint inhibitors, and we have demonstrated that certain chemotherapeutic agents can drive expression of the target of ATRC-101 in a variety of solid tumors. Both the mechanism of action of ATRC-101, which we refer to as Driver Antigen Engagement, and its target appear unlike those of other anti-tumor antibodies that have been or are currently in clinical development. In histology studies, we did not observe binding above background levels across a range of normal human tissues. Additionally, in repeat-dose safety studies in both mice and non-human primates, we did not observe a safety signal. We have identified the target of ATRC-101 as a ribonucleoprotein (RNP) complex. ATRC-101 binds to target reconstituted in vitro using a single recombinant protein, polyadenylate-binding protein 1, and in vitro transcribed poly(A) RNA.

We launched an open-label dose escalation trial in patients with solid tumors in early 2020. Assuming we observe an acceptable safety profile, we then anticipate dosing ATRC-101 in expansion cohorts and in combination with other agents, including with potentially select chemotherapeutics as well as with a PD-1 checkpoint inhibitor. ATRC-101 demonstrates the ability of our platform to generate antibody candidates with novel targets and mechanisms of action.

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

For example, establishing our non-interventional clinical studies to obtain patient samples, enabling longitudinal analyses, required approximately 1 to 2 years per study. We built our bioinformatics expertise in assembling and analyzing our antibodies over seven years of operations. Our hit antibody generation process has been enhanced to deliver hits at a high rate, has already generated over 2,000 hit antibodies and is supported by a growing intellectual property portfolio. Additionally, our investments of capital and time to build industrialized wet-lab and supporting bioinformatics capacity across our platform, including the time required to identify and hire very qualified personnel, were substantial.

Our discovery process begins by gathering blood samples, mostly through company-sponsored non-interventional clinical studies, from cancer patients before, during and after they undergo treatment, which can induce an active anti-tumor immune response. Through this process, we have built a broad repository of over 1,600 samples from over 500 donors, representing over 30 different solid tumor types. We identify those patients with clinically meaningful responses to therapy, defined as those that reach validated surrogate endpoints of complete or partial response, stable disease for six months, or long-term progression-free survival. For those patients, we then examine their samples for rare antibody-producing B cells called plasmablasts that are elevated during an active immune response. We believe that these human immune responses, which often occur over an extended period of time, generate antibodies accessible with our platform that would be difficult to obtain through shorter term, non-human immunization or in vitro strategies.

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

Key Attributes of Our Discovery Platform

We take an "open-aperture" approach to drug discovery, in which we are not limited by preconceptions of what constitutes a viable antibody or target. We instead allow the human immune system to direct our efforts. We believe this approach provides us access to a broad underexploited antibody and drug target space. Our approach may lead us to antibodies that are unlikely to have arisen via more traditional approaches with targets that otherwise may not have been discoverable. We believe our approach and discovery platform provide us with the ability to:

◾	Generate antibodies made by the human immune system.
◾	Deliver potentially useful antibodies at a high rate and in a scalable fashion.
◾	Access a potentially large and underexploited tumor target space.
◾	Identify antibody-target pairs.
◾	Generate candidates that direct the immune system to attack tumor tissue.
◾	Develop potential treatments for large populations of patients across multiple tumor types.

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

In July 2020, we entered into a Collaboration and License Agreement with Xencor, Inc., to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. This agreement calls for a three-year research program in which we will provide antibodies against novel tumor targets through our discovery platform from which Xencor, Inc. will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. In the future, we also may selectively pursue additional partnerships to access additional bispecific formats, technologies and know-how in order to discover and develop T cell engagers based on novel antibody-target pairs discovered using our platform.

Directed killing

Antibody-Dependent Cellular Phagocytosis (ADCP) and Antibody-Dependent Cellular Cytotoxicity (ADCC) are two mechanisms of action through which antibodies that bind to tumor cells can direct innate immune system cells to kill them. In both cases, the Fc portion of the antibody interacts with particular FcRs of innate immune system cells to mediate the killing. In ADCP, macrophages/monocytes engulf tumor cells bound by antibodies, while in ADCC, NK cells use particular cellular machinery to kill antibody-bound tumor cells. Both ADCP and ADCC are validated mechanisms of action that contribute to the anti-tumor activity observed for marketed antibody drugs.

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

The left portion of the figure below illustrates the activity of two hit antibodies in the internalization assay (red signal), relative to positive and negative control antibodies. These two internalizing hit antibodies can also deliver a cytotoxic payload after internalization, as measured in the cytotoxicity assay, which is illustrated in the right portion of the figure below. The data indicate the amount of cell killing at the end of the period of incubation with tumor cells.

We are pursuing partnerships to access technologies and know-how to discover and develop product candidates with an ADC mechanism of action based on novel antibody-target pairs discovered using our platform.

Manufacturing

We use a third-party manufacturer to produce our antibodies and reagents for use in preclinical assessment of product candidates. We do not have, and we do not currently plan to acquire or develop, the infrastructure, facilities or capabilities to manufacture current Good Manufacturing Practices, or cGMP, bulk drug substance or filled drug product for use in human clinical trials. We intend to continue to utilize third-party manufacturers such as contract development manufacturing organizations, or CDMOs, to produce, test and release cGMP bulk drug substance and drug product for our planned clinical trials. We expect to continue to rely on such third parties to manufacture clinical trial material for the foreseeable future. We currently have a service agreement with a CDMO to develop and manufacture material in support of our Phase 1b clinical studies, and are evaluating additional CDMOs as potential suppliers for future development and commercial supply requirements.

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

We expect to compete with antibody, biologics and other therapeutic platforms and development companies who are also pursuing a similar discovery approach, including, but not limited to, companies such as Adaptive Biotechnologies Corporation, Neurimmune Holding AG, OncoResponse, Inc., and Vir Biotechnology, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc. and Merck & Co., Inc. If ATRC-101 or potential future product candidates are eventually approved, they will compete with a range of treatments that are either in development or currently marketed. For example, we expect that ATRC-101 and our potential future product candidates may compete against traditional cancer therapies, such as chemotherapy, as well as cell-based treatments for cancer, such as CAR-T therapies. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition.

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

As of February 15, 2021, we own:

◾	Issued patents in the U.S., Japan, Singapore, and Austrailia and pending patent applications in the U.S. and in multiple foreign countries relating to our platform-related technology;
◾	Pending U.S., Taiwan and international patent applications relating to ATRC-101 and other variants; and
◾	Pending international patent application relating to our anti-malarial therapeutic antibodies.

As of February 15, 2021, we exclusively license from Stanford University relating to our platform-related technology:

◾	Pending patent applications in the U.S. and in multiple foreign countries; and
◾	Issued foreign patents in Europe, Japan, South Korea, Australia, Mexico, New Zealand, Russia, Hong Kong, South Africa, Israel, and Canada.

As of February 15, 2021, we co-own:

◾	Pending international patent applications with collaborators relating to anti-HIV antibodies; and
◾	Pending U.S. and European patent applications with a collaborator relating to anti-malarial antibodies.

Government Regulation

Our business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. However, compliance with existing or future governmental regulations could have a material impact on our business in subsequent periods. Refer to the sections captioned “Risk Factors” under Part I, Item IA and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 for a discussion of these potential impacts.

U.S. biological products development process

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

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

◾	completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices, or GLP, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
◾	submission to the FDA of an application for an investigational new drug, or IND, which must become effective before human clinical trials may begin;
◾	approval of the protocol and related documentation by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each study may be initiated;
◾	performance of adequate and well-controlled human clinical trials according to the FDA's regulations commonly referred to as Good Clinical Practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
◾	submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
◾	payment of user fees for FDA review of the BLA (unless a fee waiver applies);
◾	a determination by the FDA within 60 days of its receipt of a BLA whether or not to accept the filing for review;
◾	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product's identity, strength, quality and purity;

◾	potential FDA audit of the clinical trial sites or of the Sponsor that generated the data in support of the BLA; and
◾	FDA review and approval, or licensure, including consideration of the views of any FDA advisory committee, of the BLA.

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA's regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial and its related documentation must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

◾	Phase 1. The biological product is initially introduced into healthy human subjects or patients and assessed for safety, side effect tolerability, biological activity, and early signs of efficacy.
◾	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
◾	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These randomized clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for approval and physician labeling.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the FDA decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA.

Further, pursuant to the federal Physician Payments Sunshine Act, created as part of the ACA, certain manufacturers of prescription drugs are required to collect and report annually to the Centers for Medicare & Medicaid Services, or CMS, information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, reporting on transfers of value in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives will also be required.

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

There have been executive and Congressional efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the Trump administration has issued executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, Congress enacted the Tax Cuts and Jobs Act of 2017, or the Tax Act, which, among other things, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate". Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of the Tax Act. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. The Budget Control Act of 2011 among other things, created measures for spending reductions by Congress, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and will remain in effect through 2030 unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through March 31, 2021 by COVID-19 relief legislation. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers have been delayed pending review by the Biden administration. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for products in the United States can differ significantly from payor to payor. In order to secure coverage and reimbursement for any biological product that is approved for sale, a biopharmaceutical manufacturer may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product. A payor's decision to provide coverage for a drug or biological product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

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

Human Capital Resources

We believe our culture and commitment to our employees provides unique value to our company and our stockholders. We foster a collaborative, healthy, safe, and inclusive workplace for our employees. As of December 31, 2020, we had 130 full-time employees, 95 of whom were primarily engaged in research and development activities and 44 of whom had an M.D. or Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Values

We believe our values of “Patient-Driven Science,” “Integrity,” “Respect,” “Collaboration,” “Transparency,” and “Fun” are the foundation for our success. These values create a culture that focuses on science and patients and promotes trust, teamwork, and celebration.

Communication and Engagement

We encourage communication and engagement so that employees can hear directly from leadership and have the opportunity to ask questions, make suggestions, and provide input. We communicate frequently and transparently through a variety of methods, including video and written communications, company-wide town hall meetings, employee surveys and our company intranet. We proactively acknowledge individual and team contributions through various rewards and award programs. We believe our communication and engagement efforts keep employees informed and motivated.

We also maintain an ethics and compliance hotline that is available to all of our employees to report (anonymously if desired) any matter of concern.

Diversity and Inclusion

We value our employees’ diversity – from gender, race and sexuality to thoughts, interests, languages and beliefs. We encourage employees to leverage their unique backgrounds and varied life experiences to build a strong company, and we actively seek employee participation in our diversity and inclusion initiatives. Our commitment to diversity and inclusion has led us to expand our efforts, both through internal programs and external contributions, to increase diversity within our organization and support equality outside our organization.

Talent Acquisition

We believe that successful talent acquisition starts with hiring the right people. We utilize innovative tools and structured processes intended to convey what makes our company unique as an employer to better attract diverse and highly qualified candidates. Our strong branding and sourcing efforts allow us to hire the best talent.

Health and Wellness

We are committed to the health, safety, and wellness of our employees. We offer a comprehensive compensation and benefits program aimed at the health, work/life balance, and financial needs of our employees, including market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, retirement savings plans, including a 401k matching contribution, paid time off and family leave, flexible work schedules, on-site health and fitness centers, free preventative care including flu vaccinations, and an Employee Assistance Program and other mental health services. We also sponsor a wellness program designed to enhance physical, financial, and mental wellbeing for all our employees.

COVID Response

In response to the COVID-19 pandemic, we quickly implemented health and safety standards and protocols for our onsite employees and enhanced our employee benefit programs. Our non-laboratory employees have been working remotely since March 2020. We expanded our ergonomic assessment program to support the safety and comfort of our remote workforce. Our onsite employees are provided with daily personal protective equipment, enhanced cleaning supplies, and are required to adhere to our COVID-19 safety protocols as recommended by federal, state and local guidance, including wearing masks at all times on site, social distancing, limiting density, taking temperatures, and reporting and documenting exposures. In addition, we have covered the cost of all COVID-19 testing for onsite employees, enhanced our mental health offerings, supported dynamic work schedules for working parents, sponsored productivity and school age parenting workshops, and bolstered ability to use individual sick time.

Corporate Information

Our principal executive offices are located at 450 East Jamie Court, South San Francisco, CA 94080. Our telephone number is (650) 595-2595. Our website address is www.atreca.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

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

Item 1A. Risk Factors

Our business and investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 before deciding whether to invest in our Class A common stock. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such case, the market price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2020, and 2019, we had accumulated deficits of $250.4 million and $164.1 million, respectively. For the years ended December 31, 2020 and 2019, our net losses were $86.3 million and $67.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as we continue clinical development of our lead product candidate, ATRC-101. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our potential future partners, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

In addition, in March 2020, a disease caused by a novel strain of the coronavirus, or COVID-19, was characterized as a pandemic by the World Health Organization. In response to COVID-19, the FDA announced its intention to postpone most foreign inspections and non-prioritized domestic inspections of manufacturing facilities and products, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to COVID-19. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the

FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on the timing and progress of our current or future clinical trials and our business.

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

As a result of COVID-19, we have experienced, and may experience in the future, disruptions or delays in our clinical trial for ATRC-101. These disruptions or delays may affect, among other things, enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if COVID-19 containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data. For example, we have experienced delays in initiating sites and achieving patient compliance with study-related procedures. We have worked, and continue to work,  closely with our current and potential clinical trial sites to mitigate any disruptions or delays. COVID-19 may impact our ability to initiate additional clinical trial sites quickly, but at this time we cannot predict the full extent of this impact, or any other potential impact of COVID-19, on our clinical trial for ATRC-101.

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

COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations, which were closed for more than two months and reopened in June 2020 for lab-based personnel and certain essential personnel only, and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.

COVID-19 could adversely impact our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. Following COVID-19 guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020.  As a result, our laboratories and office locations were closed for more than two months and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. All other personnel are still working remotely. We do not know if and when we may have to close our laboratories and office locations again, or when these locations will reopen for all personnel.  COVID-19 could adversely impact our business, including:

◾	disruptions or delays in our preclinical studies or our clinical trial for ATRC-101, including enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data;
◾	disruptions or delays in our manufacturing activities, including our supply of preclinical, clinical, and commercial materials from existing third-party manufacturers and our ability to engage new third-party manufacturers;
◾	disruptions or delays in our existing and potential future collaboration activities;
◾	disruptions or delays in our efforts to use and expand our discovery platform, both internally and externally with third parties, including decreased productivity of our onsite lab-based personnel due to restrictions related to COVID-19 at our laboratory and office locations and delays in receiving necessary supplies and other materials;
◾	delays in activities of the FDA or other regulatory authorities related to our clinical trial for ATRC-101 or any future clinical trials;
◾	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
◾	changes in laws or regulations as a result of COVID-19 that may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial;
◾	interruption in global commercial transportation and shipping that may affect the transport of clinical trial materials;
◾	delays in necessary interactions with local regulators, ethics committees and other agencies and contractors due to limitations in employee resources or forced furlough of government personnel;
◾	delays and decreased productivity as a result of the majority of our personnel working remotely or as a result of our onsite personnel complying with restrictions related to COVID-19 at our laboratory and office locations, including our COVID-19 onsite safety protocols;
◾	the potential closure of our laboratories and offices again due to future COVID-19 outbreaks where our laboratories and offices are located;

◾	disruptions, delays and decreased productivity in the event that any of our personnel contract COVID-19, including as a result of the reopening of our laboratories and office locations and the return of certain personnel to these locations, which could necessitate quarantining and contact tracing efforts;
◾	disruptions or delays in using and expanding our discovery platform; and
◾	delays or difficulties in our ability to access capital.

Currently, patient screening continues in our clinical trial for ATRC-101.  However, COVID-19 may impact our ability to initiate additional clinical trial sites quickly, which may result in enrollment delays. In addition, we experienced slower enrollment in the second and third quarters of fiscal 2020, although we have not experienced enrollment delays since that time.

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

COVID-19 continues to evolve rapidly, and multiple variants of the virus that causes COVID-19 are circulating globally. We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects, which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

As of December 31, 2020, we had $240.1 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2020 will be sufficient to fund our operations beyond 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

In our clinical trial for ATRC-101, we have experienced delays due to COVID-19 in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients during the second and third quarters of fiscal 2020. We are working closely with our current and potential clinical trial sites to mitigate any potential disruptions and delays. However, COVID-19 may impact our ability to initiate additional clinical trial sites quickly, and may lead to significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

We expect to compete with antibody, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Adaptive Biotechnologies Corporation, Neurimmune Holding AG, OncoResponse, Inc., and Vir Biotechnology, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc. and Merck & Co., Inc. If ATRC-101 or potential future product candidates are eventually approved, they will compete with a range of treatments that are either in development or currently marketed. For example, we expect that ATRC-101 and our potential future product candidates may compete against traditional cancer therapies, such as chemotherapy, as well as cell-based treatments for cancer, such as CAR-T therapies.

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

As of December 31, 2020, we had 130 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. For example, individuals conducting the non-interventional clinical studies that we sponsor through which we obtain antibodies for development into potential antibody-based therapeutics may violate applicable laws and regulations regarding patients’ personal data. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business and financial condition, including the imposition of significant criminal, civil, and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity obligations, reputational harm and the curtailment or restructuring of our operations.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and our current and potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

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

In addition, California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

We have filed and may also file additional provisional patent applications in the United Stated related to our product candidates. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the provisional patent application. If we do not timely file non-provisional patent applications for our potential future provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There have been executed and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. While Congress has not passed comprehensive repeal legislationit enacted the Tax Cuts and Jobs Act of 2017, or the Tax Act, which includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, that is commonly referred to as the ‘‘individual mandate.’’ Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and remain in effect through 2030 unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through March 31, 2021 by COVID-19 relief legislation. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers have been delayed pending review by the Biden administration. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Healthcare providers, physicians and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

◾	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act (discussed below);
◾	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
◾	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

◾	HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates and their subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
◾	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
◾	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, reporting on transfers of value in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives will also be required; and
◾	analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including criminal and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform remains uncertain, and our business and financial condition could be adversely affected. This Form 10-K does not provide an in-depth discussion of any such tax legislation or the manner in which it might affect purchasers of our Class A common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our Class A common stock.

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their Class A common stock at or above the initial public offering price. The market price for our Class A common stock may be influenced by many factors, including the other risks described in this section of the Form 10-K titled ‘‘Risk Factors’’ and the following:

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

The dual class structure of our common stock and the option of the holder of shares of our Class B common stock to convert into shares of our Class A common stock may limit stockholders’ ability to influence corporate matters.

Our Class A common stock has one vote per share, while our Class B common stock is non-voting. Nonetheless, each share of our Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, if holders of Class B common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our Class B common stock, and correspondingly decrease the voting power of the current holders of our Class A common stock, which may limit stockholders’ ability to influence corporate matters. Because our Class B common stock is generally non-voting, stockholders who own more than 10% of our common stock overall but 10% or less of our Class A common stock will not be required to report changes in their ownership from transactions in our Class B common stock pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and would not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act. In addition, acquisitions of Class B common stock would not be subject to notification pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Based on the beneficial ownership of our capital stock as of December 31, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker

Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

Based on the beneficial ownership of our capital stock as of December 31, 2020, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned approximately 60.8% of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

The holders of 36,804,603 shares of our Class A common stock (including Class A common stock issuable upon conversion of Class B common stock) at December 31, 2020 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our Class A common stock.

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

Holders of Record

As of February 22, 2021, there were 66 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $17.6 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 22, 2021, there were 2 stockholders of record of our Class B common stock.

Dividends

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

Item 6. Selected Financial Data

The disclosure in this section is not required because we qualify as a smaller reporting company under federal securities laws.

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

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. We have initiated a Phase 1b clinical trial in patients with select solid tumors in which the first patient was dosed in February 2020. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of "hit" antibodies that bind preferentially to tumor tissue across patients. To that end, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody "weaponization" technologies.

We commenced operations in 2010, and have since devoted substantially all of our resources to research and development, identifying product candidates, undertaking preclinical studies, conducting clinical trials, raising capital, building our management team and building our intellectual property portfolio. We do not have any products approved for marketing or sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates.

To date, we have financed our operations primarily through equity offerings of our securities and a [charitable investment]. Our net losses were $86.3 million and $67.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $250.4 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of December 31, 2020, we had cash, cash equivalents and investments of $240.1 million. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2020, should enable us to fund our operations for at least the next 12 months, assuming our programs and collaborations advance as currently contemplated.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

◾	complete clinical trials for ATRC 101 and initiate preclinical studies on any additional product candidates that we may pursue in the future;
◾	continue research and development to expand our growing library of more than 2,000 antibodies and develop potential future product candidates from that collection;
◾	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
◾	seek marketing approvals for product candidates that successfully complete clinical trials;
◾	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
◾	implement additional operational, financial and management systems; and
◾	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Impact of COVID-19

In March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. In response to COVID-19, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. Following guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020. As a result, our laboratories and office locations were closed for more than two months and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. All other personnel are still working remotely. In addition, in our clinical trial for ATRC-101, we experienced delays due to COVID-19 in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients during the second and third quarters of fiscal 2020, although we have not experienced enrollment delays since that time. The financial results for the year ended December 31, 2020 reflect a decrease in overall operating expenses as a result of these impacted activities.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of December 31, 2020, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part I, Item 1A. “Risk Factors” in this Form 10-K. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which provides emergency assistance for individuals, families, and businesses affected by COVID-19. One such measure is the employer retention payroll tax credit, under which, eligible employers may claim a credit against applicable employment taxes. The maximum credit may be worth up to $5,000 per eligible employee. We assessed our eligibility under the provision and recognized a payroll tax credit of $598,000 in the year ended December 31, 2020.

Financial Operations Overview

Revenue

We have no products approved for marketing or commercial sale and have never generated any revenue from product sales.

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts, including Phase 1b clinical trials for ATRC-101, intellectual property legal expenses, salaries, employee benefits and stock-based compensation for personnel contributing to research and development activities, laboratory supplies, outsourced research and development expenses, professional services and allocated facilities-related costs. We expect our research and development expenses to increase in the foreseeable future as we continue to invest in our differentiated discovery platform to expand our pipeline of product candidates, advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations during the respective periods:

	Year Ended
	December 31,		Change
	2020	2019	$	%

	(in thousands)
Operating expenses:
Research and development	$62,045	$54,726	$7,319	13%
General and administrative	26,834	17,845	8,989	50%
Total operating expenses	88,879	72,571	16,308	22%
Operating Loss	(88,879)	(72,571)	(16,308)	22%
Other income (expense), net:
Other income	1,353	2,134	(781)	(37)%
Interest income	1,218	3,213	(1,995)	(62)%
Interest expense	(4)	(6)	2	(33)%
Preferred stock warrant liability revaluation	—	(123)	123	*
Foreign exchange loss	—	(8)	8	*
Loss on disposal of property and equipment	(22)	(122)	100	*
Total other income, net	2,545	5,088	(2,543)	(50)%
Income tax expense	(1)	(1)	—	*
Net Loss	$(86,335)	$(67,484)	$(18,851)	28%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$25,926	$20,440
Product and other contract services	11,404	15,453
Laboratory supplies and equipment	8,603	6,666
Consulting, legal and other services	3,975	4,131
Facility related	9,921	5,706
Other	2,216	2,330
Total research and development expenses	$62,045	$54,726

Research and development expenses increased by $7.3 million, or 13%, during the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily attributable to higher personnel-related expenses of $5.5 million as a result of additional employee headcount, a $4.2 million increase in facility expenses due to expansion of lab facilities and activities in an additional location, a $1.9 million increase in laboratory supplies and equipment expenses attributable to increased research headcount, offset by a $4.0 million decrease in product and other contract services as a result of lower ATRC-101 manufacturing costs, partially offset by an increase in clinical trial activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Personnel related (including stock‑based compensation)	$14,722	$10,021
Consulting, legal and other services	3,507	2,663
Facility related	3,304	1,491
Other	5,301	3,670
Total general and administrative expenses	$26,834	$17,845

General and administrative expenses increased by $9.0 million, or 50%, during the year ended December 31, 2020 compared to the same period in 2019. The increase consists of a $4.7 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount and a $0.8 million increase in consulting, legal and other services costs primarily due to increasing legal costs for corporate governance and business development, a $1.6 million increase in other expenses related to software subscriptions and employee relations, and a $1.8 million increase in facility related expense primarily attributable to our new office facilities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.8 million during the year ended December 31, 2020 compared to the same period in 2019 due largely to the completion of service for Bristol Myers Squibb Company.

Interest Income

Interest income decreased to $1.2 million during the year ended December 31, 2020 compared to $3.2 million during the year ended December 31, 2019 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the year ended December 31, 2020 and 2019 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Preferred Stock Warrant Liability Revaluation

Preferred stock warrant liability revaluation recognizes changes in the fair value of the preferred stock warrants. Upon the closing of the IPO, the warrants to purchase 49,997 shares of our preferred stock were converted to warrants to purchase 49,997 shares of our Class A common stock. We recognized no expense during the year ended December 31, 2020, compared to the $123,000 remeasurement expense recognized during the same period in 2019, as these warrants were reclassified to equity and not subject to remeasurement in the current period.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and investments totaling $240.1 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities, commercial paper and corporate debt securities.

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

In July 2020, we issued and sold 7,642,125 shares of our Class A common stock, and 781,250 shares of our Class B common stock at an offering price of $16.00 per share. We received net proceeds of $126.1 million from this offering, after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $0.6 million. As of December 31, 2020, we had an accumulated deficit of $250.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Cash used in operating activities	$(66,671)	$(58,538)
Cash used in investing activities	(158,995)	(27,904)
Cash provided by financing activities	128,871	131,174
Net increase (decrease) in cash and cash equivalents and restricted cash	$(96,795)	$44,732

Cash Flows from Operating Activities

For the year ended December 31, 2020, cash used in operating activities was $66.7 million, which consisted of a net loss of $86.3 million, partially offset by $15.2 million in non-cash charges and a net change of $4.5 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $2.4 million and stock-based compensation of $12.5 million. The change in operating assets and liabilities was primarily due to an increase in accrued expense of $0.8 million resulting from an increase in personnel-related expenses as a result of additional employee headcount, a $0.8 million increase in other current liabilities resulting from an increase in contract liabilities from our new arrangement with an external partner, and a $8.4 million increase in deferred rent primarily due to increases in lease incentive obligations and deferred rent, which was partially offset by a $5.4 million increase in prepaid expenses and other current assets attributable to increases in tenant improvement receivable from the Company’s leasehold improvement construction for San Carlos location and prepaid insurance.

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

Cash Flows from Investing Activities

For the year ended December 31, 2020, cash used in investing activities of $159.0 million was primarily related to $154.1 million in net purchases of investments attributable to the proceeds from the common stock offering in July 2020 and $5.0 million in purchases of property and equipment.

For the year ended December 31, 2019, cash used in investing activities of $27.9 million was primarily related to $24.6 million in net purchases of investments and $3.4 million in purchases of property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2020, cash provided by financing activities was $128.9 million, which primarily related to $126.7 million proceeds from the common stock offering, net of underwriting discounts and commissions, and $1.0 million and $1.9 million proceeds from our 2019 Employee Stock Purchase Plan and employee stock option exercises, respectively, partially offset by $0.6 million in common stock offering costs.

For the year ended December 31, 2019, cash provided by financing activities was $131.2 million, which primarily related to $133.6 million proceeds from the IPO, net of underwriting discounts and commissions, partially offset by $2.8 million in payments related to IPO costs.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements (as that term is defined in Item 303(a) (4) (ii) of Regulation S-K) and as of December 31, 2020, we had no such arrangements. There has been no material change in our contractual obligations other than in the ordinary course of business since our fiscal year ended December 31, 2020. Since inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(in thousands)
Contractual obligations:
Operating lease obligations	$6,697	$14,373	$14,714	$61,625	$97,409
Capital lease obligations	51	4	—	—	55
Total contractual obligations	$6,748	$14,377	$14,714	$61,625	$97,464

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

◾	Expected Term. The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.
◾	Expected Volatility. Since we have been privately held and do not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.
◾	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
◾	Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of our first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our voting and non-voting common equity that is held by non-affiliates is equal to or exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Atreca, Inc.

South San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atreca, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ OUM & CO. LLP

San Francisco, California

February 26, 2021

We have served as the Company's auditor since 2017.

Atreca, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019

	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$60,789	$157,954
Investments	179,296	14,663
Prepaid expenses and other current assets (Note 5)	9,037	3,502
Total current assets	249,122	176,119
Property and equipment, net (Note 6)	19,831	5,771
Long-term investments	—	10,799
Deposits and other	3,111	3,026
Total assets	$272,064	$195,715
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,216	$2,133
Accrued expenses (Note 7)	10,302	5,395
Other current liabilities	1,900	419
Total current liabilities	17,418	7,947
Capital lease obligations, net of current portion	4	53
Deferred rent	12,585	763
Total liabilities	30,007	8,763
Commitment and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both December 31, 2020 and December 31, 2019; 30,089,162 and 22,035,976 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3	2
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both December 31, 2020 and December 31, 2019; 6,715,441 and 5,934,191 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	492,436	351,039
Accumulated other comprehensive income	58	16
Accumulated deficit	(250,441)	(164,106)
Total stockholders’ equity	242,057	186,952
Total liabilities and stockholders’ equity	$272,064	$195,715

Atreca, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019

Expenses
Research and development	$62,045	$54,726
General and administrative	26,834	17,845
Total expenses	88,879	72,571
Interest and other income (expense)
Other income	1,353	2,134
Interest income	1,218	3,213
Interest expense	(4)	(6)
Preferred stock warrant liability revaluation	—	(123)
Foreign exchange loss	—	(8)
Loss on disposal of property and equipment	(22)	(122)
Loss before income tax expense	(86,334)	(67,483)
Income tax expense	(1)	(1)
Net loss	$(86,335)	$(67,484)
Net loss per share, basic and diluted	$(2.70)	$(4.26)
Weighted-average shares used in computing net loss per share, basic and diluted	31,924,473	15,834,175

Atreca, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019

Net loss	$(86,335)	$(67,484)
Other comprehensive income:
Unrealized gain on fair value of investments	42	16
Unrealized gain on currency translation	—	4
Comprehensive loss	$(86,293)	$(67,464)

Atreca, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

						Accumulated
	Convertible				Additional	Other		Total
Year Ended December 31, 2019	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	17,248,259	$209,668	2,119,872	$—	$3,593	$(4)	$(96,622)	$(93,033)
Conversion of convertible preferred stock	(17,248,259)	(209,668)	17,248,259	2	209,666	—	—	209,668
Issuance of common stock upon initial public offering, net	—	—	8,452,500	1	130,785	—	—	130,786
Exercise of warrants	—	—	62,936	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	77,368	—	288	—	—	288
Vesting of early exercised stock options	—	—	—	—	15	—	—	15
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	—	—	503	—	—	503
Issuance of common stock under the Employee Stock Purchase Plan	—	—	9,232	—	133	—	—	133
Stock-based compensation	—	—	—	—	6,056	—	—	6,056
Unrealized gain on fair value of investments	—	—	—	—	—	16	—	16
Unrealized currency exchange gain	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(67,484)	(67,484)
Balances at December 31, 2019	—	$—	27,970,167	$3	$351,039	$16	$(164,106)	$186,952

						Accumulated
	Convertible				Additional	Other		Total
Year Ended December 31, 2020	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	—	$—	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon public offering, net	—	—	8,423,375	1	126,053	—	—	126,054
Issuance of common stock upon exercise of options	—	—	334,897	—	1,852	—	—	1,852
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	—	—	76,164	—	1,012	—	—	1,012
Stock-based compensation	—	—	—	—	12,476	—	—	12,476
Unrealized gain on fair value of investments	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	(86,335)	(86,335)
Balances at December 31, 2020	—	$—	36,804,603	$4	$492,436	$58	$(250,441)	$242,057

Atreca, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(86,335)	$(67,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,377	1,697
Loss on disposal of property and equipment	22	122
Stock-based compensation	12,476	6,056
Preferred stock warrant liability revaluation	—	123
Amortization (accretion) of investments	304	(800)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,377)	(2,394)
Accounts payable	(74)	826
Accrued expenses	752	2,465
Other current liabilities	829	160
Deferred rent	8,355	691
Net cash used in operating activities	(66,671)	(58,538)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,026)	(3,447)
Purchase of investments	(249,850)	(99,646)
Proceeds from maturities of investments	95,754	75,000
Change in deposits	127	189
Net cash used in investing activities	(158,995)	(27,904)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	1,012	133
Proceeds from exercise of stock options	1,852	303
Proceeds from public offering, net	126,687	133,633
Principal payments on capital lease obligations	(47)	(47)
Payments of initial offering costs	(633)	(2,848)
Net cash provided by financing activities	128,871	131,174
Net change in cash, cash equivalents and restricted cash	(96,795)	44,732
Cash, cash equivalents and restricted cash, beginning of period	159,236	114,504
Cash, cash equivalents and restricted cash, end of period	$62,441	$159,236

Atreca, Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4	$6
Cash paid for income taxes	$1	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Conversion of redeemable convertible preferred stock to common stock	$—	$209,668
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$503
Vesting of early exercised common stock options	$4	$15
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,312	$—
Tenant improvement paid directly by landlord	$4,121	$—

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $13,000 and $237,000 are included in prepaid expenses and other current assets as of December 31, 2020 and 2019, respectively. In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and will be recognized as other income over the expected service period of 18 months. Contract liabilities of $0.8 million related to the agreement are included in other current liabilities, as of December 31, 2020. There were no contract liabilities included in other current liabilities as of December 31, 2019.

Collaboration and Service Arrangements

Historically, we have entered into a number of discovery collaborations as we developed our discovery platform. These collaborations have generally focused on identifying novel antibodies in areas of significant unmet medical need.

In March 2016, the Company entered into a research collaboration agreement with Genome Institute of Singapore (GIS) for the development of a high-throughput microfluidic droplet system for single cell phenotyping and genotyping. Under the agreement, the Company contributes reimbursement of research expenses and certain reagents and other consumables to GIS. The Company accounts for the collaboration agreement with GIS in accordance with ASC 808—Collaborative Arrangements. The Company recognized zero and $36,000 of research and development expenses in 2020 and 2019, respectively, under the collaboration agreement, including wind-down costs. The Company exercised its right to early terminate the collaboration agreement in December 2018.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808 Collaboration Agreements. As of December 31, 2020, the Company had $128,000 of receivable under the research cost-sharing provision recorded in prepaid and other current assets on the accompanying balance sheet.

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

Level 2:

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset or liability's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.7 million and $1.3 million as of December 31, 2020 and 2019, respectively. This amount as of December 31, 2020 is included in deposits and other in the accompanying consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$60,789	$157,954
Restricted cash	1,652	1,282
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$62,441	$159,236

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at December 31, 2020, and 2019. Additionally, cash and cash equivalents and investments are maintained at a brokerage firm for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

The Company does not require collateral or other security for other receivables; however, credit risk is mitigated by the Company’s ongoing evaluations of its debtors’ credit worthiness.

Property and Equipment

Property and equipment are stated at cost less depreciation. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to five years. Leasehold improvements are amortized over the estimated useful life of the asset, or the remaining lease term, whichever is shorter. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred.

Accounting for Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recorded any impairment of long-lived assets in 2020 or 2019.

Intellectual Property

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of research and development costs since inception. As of December 31, 2020, and 2019, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property-related expenses for the years ended December 31, 2020 and 2019 were $1.2 million and $1.3 million, respectively.

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

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company's stock options, common stock warrants, convertible preferred stock warrants and convertible preferred stock, which are convertible into shares of the Company's common stock. No shares related to the convertible preferred stock were included in the diluted net loss calculation for the years ended December 31, 2020 or 2019 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were also excluded from the diluted net loss calculation for the years ended December 31, 2020 and 2019 because such shares are anti-dilutive.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“Topic 740”): which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company as of January 1, 2021, including interim periods within those fiscal years. Early adoption is permitted but the Company did not elect early adoption. The Company does not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$57,951	$—	$—	$57,951
U.S. Agency Bonds	—	10,706	—	10,706
Certificates of deposit	941	—	—	941
Corporate debt securities	—	16,667	—	16,667
U.S. Treasury securities	150,982	—	—	150,982
Total	$209,874	$27,373	$—	$237,247

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$152,770	$—	$—	$152,770
Certificates of deposit	1,950	—	—	1,950
Corporate debt securities	—	3,459	—	3,459
U.S. Treasury securities	20,053	—	—	20,053
Total	$174,773	$3,459	$—	$178,232

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available. The Company measured the fair value of the corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of December 31, 2020 and 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than two years.

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

The preferred stock warrants were previously valued at Level 3 as there were no observable inputs supported by market activity. The Company estimated the fair value of the preferred stock warrants using the Black-Scholes model. Upon the IPO, the 49,997 preferred stock warrants were revalued and converted to common stock warrants of Class A shares and the warrant liability of $0.5 million was reclassified to additional paid-in capital as a result of the conversion. Revaluation upon IPO was performed using the following assumptions: expected life of 3.17 years; fair value of Series A of $17.00 per share; risk-free interest rate of 1.69%; volatility of 83.61% and no expected dividends. For further information regarding convertible preferred stock warrants, refer to Note 9, Capital Stock.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$60,789	$—	$—	$60,789
U.S. Treasury securities	150,929	53	—	150,982
Corporate debt securities	16,668	—	(1)	16,667
U.S. Agency bonds	10,704	2	—	10,706
Certificates of deposit	937	4	—	941
Total	240,027	59	(1)	240,085
Less amounts classified as cash and cash equivalents	(60,789)	—	—	(60,789)
Total available-for-sale investments	$179,238	$59	$(1)	$179,296

	As of December 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$157,954	$—	$—	$157,954
U.S. Treasury securities	20,037	16	—	20,053
Corporate debt securities	3,459	—	—	3,459
Certificates of deposit	1,950	—	—	1,950
Total	183,400	16	—	183,416
Less amounts classified as cash and cash equivalents	(157,954)	—	—	(157,954)
Total available-for-sale investments	$25,446	$16	$—	$25,462

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid insurance	$1,453	$1,265
Vendor prepayments and deposits	1,557	963
Prepaid rent	1,397	879
Tenant improvement receivables	3,732	—
Non-trade receivables	336	242
Interest receivables and other current assets	562	153
Total prepaid expenses and other current assets	$9,037	$3,502

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$11,287	$9,355
Furniture and fixtures	242	225
Computer hardware and software	919	785
Leasehold improvements	667	629
Construction-in-process	14,379	136
	27,494	11,130
Less accumulated depreciation and amortization	(7,663)	(5,359)
Total property and equipment, net	$19,831	$5,771

Depreciation and amortization expense was $2.4 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. The net book value of property and equipment under capital leases was $49,000 and $94,000 at December 31, 2020 and 2019, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Compensation and related benefits	$4,954	$4,435
Accrued Construction-in-progress	4,145	-
Professional fees	82	214
Contract research fees	809	563
Other	312	183
Total accrued expenses	$10,302	$5,395

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $10.1 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at December 31, 2020 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2021	$51	$6,697
2022	4	7,336
2023	—	7,037
2024	—	7,248
2025	—	7,466
Thereafter	—	61,625
Total minimum lease payments	55	$97,409
Less: amount representing interest	(2)
Present value of capital lease obligation	53
Less: current portion	(49)
Non-current portion	$4

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

Convertible Preferred Stock Warrant

Upon the IPO, the 49,997 preferred stock warrants were revalued and converted to common stock warrants of Class A common stock shares and the warrant liability of $0.5 million was reclassified to additional paid-in capital as a result of the conversion. The warrants were not subject to further remeasurement for fair value. The balances of the preferred stock warrant liabilities were zero as of both December 31, 2020 and 2019, respectively.

Common Stock Warrant

In connection with the issuance of the Company’s Series A preferred stock in August 2015, the Company issued a warrant to purchase an aggregate of 62,936 shares of common stock at $0.0001 per share. The warrant was immediately exercisable and was exercised in June 2019. At issuance, the fair value of the warrant was determined to be $41,509, which was recorded as a Series A preferred stock issuance cost and additional paid-in capital.

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The issuance and sale of the ATM Shares, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, File No. 333-239652, initially filed with the SEC on July 2, 2020 and declared effective by the SEC on July 10, 2020. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of December 31, 2020, no ATM Shares have been sold under the Sales Agreement.

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

Stock option activity under the Plan is as follow (in thousands, except share and per share data and years):

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2018	2,136,291	$6.06	8.9	$12,881
Granted	1,764,713	13.63
Exercised	(77,368)	3.94
Cancelled	(81,492)	9.80
Balances, December 31, 2019	3,742,144	$9.58	8.6	$22,910
Granted	1,498,850	21.08
Exercised	(334,897)	5.53
Cancelled	(93,874)	15.37
Balances, December 31, 2020	4,812,223	$13.33	8.2	$21,493
Vested and expected to vest at December 31, 2020	4,812,223	$13.33	8.2	$21,493
Exercisable at December 31, 2020	2,432,771	$9.80	7.6	$17,244
Vested at December 31, 2020	2,101,150	$10.54	7.7	$13,598

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2020 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted-		Average
	Number of	Contractual	Average	Shares Subject	Exercise
	Stock Options	Life	Exercise Price	to Stock	Price per
Exercise Prices	Outstanding	(Years)	per Share	Options	Share
Up to $7.55	1,228,829	6.9	$4.90	1,211,936	$4.89
$7.56-$11.94	543,485	7.9	$10.19	286,912	$10.13
$11.95-$12.81	1,088,565	8.3	$12.24	476,967	$12.23
$12.82-$22.06	744,793	8.8	$16.96	183,866	$17.14
$22.07-$22.10	1,206,551	9.2	$22.07	273,090	$22.07
	4,812,223	8.2	$13.33	2,432,771	$9.80

The weighted-average grant date fair value of options granted to employees and non-employees in the year ended December 31, 2020 and 2019 was $13.46 and $10.35, respectively. The intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was determined to be $4.0 million, and $0.7 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,
	2020	2019
Expected life (in years)	5.86	6.02
Volatility	86.0%	80.8%
Risk-free interest rate	1.0%	2.2%

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the year ended December 31, 2020 and 2019, the expense related to the ESPP were $0.8 million and $0.3 million, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Year Ended December 31,
	2020	2019
Expected life (in years)	0.5 - 2.0	0.2 - 2.0
Volatility	91.4 - 114.6%	74.6 - 101.6%
Risk-free interest rate	0.1 - 1.1%	1.5 - 2.2%

The Company recognized $12.5 million and $6.1 million of stock-based compensation expense related to options and the ESPP granted to employees and non-employees for the years ended December 31, 2020 and 2019, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$5,871	$2,977
General and administrative	6,604	3,079
	$12,475	$6,056

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of December 31, 2020.

Unrecognized compensation expense as of December 31, 2020, totaled $27.6 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.6 years.

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders for earnings per share, basic and diluted	$86,335	$67,484
Denominator:
Shares used to compute net loss per share, basic and diluted	31,924,473	15,834,175

Basic and diluted net loss attributable to common stockholders per share	$2.70	$4.26

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2020	2019
Common stock options	4,812,223	3,742,144
Convertible preferred stock warrants	49,997	49,997
Early exercised stock options	—	913
	4,862,220	3,793,054

13.          Income Taxes

For the years ended December 31, 2020 and 2019, the Company recorded income tax provision related to state minimum taxes due. A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	December 31,
	2020	2019
Tax computed at federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(3.2)%	8.3%
Other	(1.7)%	(1.0)%
Change in valuation allowance	(18.9)%	(30.4)%
Credits	2.9	2.1%
Effective income tax rate	0.0%	0.0%

Deferred income taxes result from the tax effect of transactions that are recognized in different periods for financial statement and income tax reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$45,791	$34,529
Tax credits	10,577	7,459
Intangibles	1,308	1,914
Other	3,846	1,379
Total deferred tax assets	61,522	45,281
Deferred tax liabilities:
Fixed assets	136	233
Total deferred tax liabilities	136	233
Valuation allowance	(61,386)	(45,048)
Total	$—	$—

The Company uses the "more likely than not" criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and has reserved an unrecognized tax benefit of $3.4 million and $2.6 million as of December 31, 2020 and 2019, respectively.

The following table summarizes the changes in the Company’s unrecognized tax benefits during the periods presented (in thousands):

	As of December 31,
	2020	2019

Beginning of period	$2,583	$1,396
Current period tax position increases	1,198	1,097
Prior period tax position changes	(403)	90
End of period	3,378	2,583

The increase in the unrecognized tax benefit in 2020 is primarily additions based on tax positions related to 2020. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense. No amounts of interest or penalties were recognized in the Company's consolidated financial statements for 2020 or 2019. The

Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

The net increase in the valuation allowance was $16.3 million and $20.5 million in 2020 and 2019, respectively.

At December 31, 2020, the Company has federal and state net operating loss carryforwards of $46.5 million and $12.8 million, respectively, which begin to expire in 2030 and $165.2 million of federal net operating loss carryforwards which do not expire but are subject to the 80% taxable income limitation. Additionally, the Company had federal tax credits totaling $8.9 million and $5.7 million at December 31, 2020 and 2019, respectively, and state tax credits totaling $6.5 million and $5.3 million, at December 31, 2020 and 2019, respectively. The federal tax credits begin to expire in 2032. The state tax credits may be carried forward indefinitely.

Section 382 of the Internal Revenue Code of 1986, as amended, limits the use of net operating losses and income tax credit carryforwards in certain situations where changes occur in stock ownership of a company. If the Company should have an ownership change of more than 50% of the value of the Company's capital stock, utilization of the carryforwards could be restricted.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions. The U.S. federal and state tax years from 2010 to 2020 remain open to examination due to the carryover of unused net operating loss carryforwards and tax credits.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions subject certain U.S. entities to current tax on GILTI earned by certain foreign subsidiaries. The Company has considered these new provisions as they are effective for tax years starting after December 31, 2017 and determined that none will likely apply for the years ended December 31, 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company has evaluated the impact of the CARES Act and determined there was no material impact to the income tax provision for the year.

14.          Related Party Transactions

The Company recorded other income of $202,000 and $611,000 for the years ended December 31, 2020 and 2019, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder as of December 31, 2020 and 2019 of $13,000 and $121,000, respectively.

The Company recorded expense of $1.1 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $69,000 to the related party for the years ended December 31, 2020 and 2019, respectively.

The Company recorded expense of $1.7 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively, related to legal services performed by a related party. The Company owed $250,000 and $186,000 to the related party at December 31, 2020 and 2019, respectively.

The Company recorded research and development expenses of $251,000 and $400,000 for the years ended December 31, 2020 and 2019, respectively, under consulting agreements with two members of the Company’s board of directors. On August 22, 2019, one of the two members provided the Company with notice of his resignation from the Company’s board of directors. The Company owed $74,000 and $73,000 to the member of the Company’s board of directors as of December 31, 2020 and 2019, respectively.

15.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the consolidated financial statements through February 26, 2021, the date on which the consolidated financial statements were available to be issued.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	We have filed the following documents as part of this Form 10-K:

(1)	Consolidated Financial Statements

Our consolidated financial statements are listed under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown under Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(3)	Exhibits

The following exhibits, as required by Item 601 of Regulation S-K, are incorporated by reference or are filed with this Form 10-K, in each case as indicated therein.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-231770	4.2	05/24/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1	333-231770	4.3	05/24/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

4.5	Description of Registrant’s Securities	10-K	001-38935	4.5	03/11/20

4.6	Form of Indenture	S-3	333-239652	4.6	07/02/20

10.1#	Atreca, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-231770	10.1	05/24/19

10.2#	Atreca, Inc. 2019 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-231770	10.2	06/10/19

10.3#	Atreca, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231770	10.3	06/10/19

10.4#	Letter Agreement, dated as of November 7, 2019, by and between the Registrant and Susan Berland.	10-Q	001-38935	10.3	11/12/19

10.5#	Form of Indemnity Agreement entered into by and between the Registrant and each director and officer.	S-1	333-231770	10.4	05/24/19

10.6	Lease Agreement dated July 17, 2019, between the Registrant and ARE-EAST JAMIE COURT, LLC.	8-K	001-38935	10.18	07/23/19

10.7	Lease Agreement dated July 17, 2019, between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.	8-K	001-38935	10.19	07/23/19

10.8	Registration Rights Agreement, dated as of March 11, 2020, by and among the Registrant, Baker Brothers Life Sciences L.P. and 667, L.P.	10-K	001-38935	10.10	03/11/20

10.9#	Atreca, Inc. Non-Employee Director Compensation Policy.	10-K	001-38935	10.10	03/11/20

10.10#	Atreca, Inc. Performance Bonus Plan	10-K	001-38935	10.10	03/11/20

10.11†	Nominating Agreement, dated as of September 5, 2018, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P.	S-1/A	333-231770	10.15	06/10/19

10.12	Sublease, dated as of March 22, 2016, by and between the Registrant and CardioDxz, Inc.	S-1/A	333-231770	10.12	06/10/19

10.13	First Amendment to Sublease, dated as of August 25, 2017, by and between the Registrant and CardioDx, Inc.	S-1/A	333-231770	10.13	06/10/19

10.14†	Letter Agreement, dated as of August 21, 2015, by and between the Registrant and the Bill & Melinda Gates Foundation.	S-1/A	333-231770	10.14	06/10/19

10.15†	Exclusive (Equity) Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.16	06/10/19

10.16	Amendment to the Exclusive (Equity Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.17	06/10/19

10.17†	Collaboration and License Agreement, dated as of July 2, 2020, by and between the Registrant and Xencor, Inc.	10-Q	001-38935	10.1	08/12/20

10.18	Class A Common Stock Sales Agreement, dated as of August 12, 2020, by and between the Registrant and Cowen and Company, LLC	10-Q	001-38935	10.2	08/12/20

10.19#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and John Orwin	10-Q	001-38935	10.3	11/12/20

10.20#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Herbert Cross	10-Q	001-38935	10.4	11/12/20

10.21#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Tito Serafini	10-Q	001-38935	10.5	11/12/20

10.22#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Lisa Lynn Decker	10-Q	001-38935	10.6	11/12/20

10.23#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Norman Greenberg	10-Q	001-38935	10.7	11/12/20

10.24#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Courtney Phillips	10-Q	001-38935	10.8	11/12/20

21.1	Subsidiaries of the Registrant.	S-1	333-231770	21.1	05/24/19

23.1	Consent of OUM & Co. LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in signature pages).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

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

*The certifications attached as Exhibit 32.1 accompany this Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of South San Francisco, State of California.

ATRECA, INC.

Date:	February 26, 2021	By:	/s/ JOHN A. ORWIN
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

Signature	Title	Date

/s/ JOHN A. ORWIN	Director, President and Chief Executive Officer	February 26, 2021
John A. Orwin	(Principal Executive Officer)

/s/ HERBERT CROSS	Chief Financial Officer	February 26, 2021
Herbert Cross	(Principal Financial and Accounting Officer)

/s/ BRIAN ATWOOD	Chairman of the Board of Directors	February 26, 2021
Brian Atwood

/s/ KRISTINE M. BALL	Director	February 26, 2021
Kristine M. Ball

/s/ FRANKLIN BERGER	Director	February 26, 2021
Franklin Berger

/s/ DAVID LACEY	Director	February 26, 2021
David Lacey

/s/ WILLIAM H. ROBINSON	Director	February 26, 2021
William H. Robinson, M.D., Ph. D.

/s/ LINDSEY ROLFE	Director	February 26, 2021
Lindsey Rolfe, BSc, MB ChB, MRCP, FFPM

/s/ TITO A. SERAFINI	Director and Chief Strategy Officer	February 26, 2021
Tito A. Serafini, Ph.D.