Form 10-K/A
period 2020-12-31
Atreca, Inc.
filed 2021-03-31
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Select Global Market on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), was approximately $304.6 million. Shares of Class A common stock and Class B common stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2021, the registrant had 30,173,414 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders, or the 2021 Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Atreca, Inc. (the “Company”) for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Filing”).

This Amendment No. 1 is being filed solely to (i) amend Item 9A of Part II to include management’s annual report on internal control over financial reporting in accordance with Rule 308(a) of Regulation S-K and revise certain disclosure under “Evaluation of Disclosure Controls and Procedures” and “Inherent Limitations Over Internal Controls” and (ii) to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no changes have been made to the Original Filing. We have not reevaluated our disclosure controls and procedures as of the date of this Amendment No. 1. Further, this Amendment No. 1 does not reflect events that may have occurred subsequent to the filing of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations Over Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)         We have filed the following documents as part of this Amendment No. 1:

(1)         Consolidated Financial Statements

Our consolidated financial statements are listed under Part II, Item 8, “Financial Statements and Supplementary Data” of the Original Filing.

(2)         Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown under Part II, Item 8, “Financial Statements and Supplementary Data” of the Original Filing.

(3)         Exhibits

The following exhibits, as required by Item 601 of Regulation S-K, are incorporated by reference or are filed with this Amendment No. 1, in each case as indicated therein.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-231770	4.2	05/24/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1	333-231770	4.3	05/24/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

4.5	Description of Registrant’s Securities	10-K	001-38935	4.5	03/11/20

4.6	Form of Indenture	S-3	333-239652	4.6	07/02/20

10.1#	Atreca, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-231770	10.1	05/24/19

10.2#	Atreca, Inc. 2019 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-231770	10.2	06/10/19

10.3#	Atreca, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231770	10.3	06/10/19

10.4#	Letter Agreement, dated as of November 7, 2019, by and between the Registrant and Susan Berland.	10-Q	001-38935	10.3	11/12/19

10.5#	Form of Indemnity Agreement entered into by and between the Registrant and each director and officer.	S-1	333-231770	10.4	05/24/19

10.6	Lease Agreement dated July 17, 2019, between the Registrant and ARE-EAST JAMIE COURT, LLC.	8-K	001-38935	10.18	07/23/19

10.7	Lease Agreement dated July 17, 2019, between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.	8-K	001-38935	10.19	07/23/19

10.8	Registration Rights Agreement, dated as of March 11, 2020, by and among the Registrant, Baker Brothers Life Sciences L.P. and 667, L.P.	10-K	001-38935	10.10	03/11/20

10.9#	Atreca, Inc. Non-Employee Director Compensation Policy.	10-K	001-38935	10.11	03/11/20

10.10#	Atreca, Inc. Performance Bonus Plan	10-K	001-38935	10.12	03/11/20

10.11†	Nominating Agreement, dated as of September 5, 2018, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P.	S-1/A	333-231770	10.15	06/10/19

10.12	Sublease, dated as of March 22, 2016, by and between the Registrant and CardioDxz, Inc.	S-1/A	333-231770	10.12	06/10/19

10.13	First Amendment to Sublease, dated as of August 25, 2017, by and between the Registrant and CardioDx, Inc.	S-1/A	333-231770	10.13	06/10/19

10.14†	Letter Agreement, dated as of August 21, 2015, by and between the Registrant and the Bill & Melinda Gates Foundation.	S-1/A	333-231770	10.14	06/10/19

10.15†	Exclusive (Equity) Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.16	06/10/19

10.16	Amendment to the Exclusive (Equity Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.17	06/10/19

10.17†	Collaboration and License Agreement, dated as of July 2, 2020, by and between the Registrant and Xencor, Inc.	10-Q	001-38935	10.1	08/12/20

10.18	Class A Common Stock Sales Agreement, dated as of August 12, 2020, by and between the Registrant and Cowen and Company, LLC	10-Q	001-38935	10.2	08/12/20

10.19#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and John Orwin	10-Q	001-38935	10.3	11/12/20

10.20#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Herbert Cross	10-Q	001-38935	10.4	11/12/20

10.21#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Tito Serafini	10-Q	001-38935	10.5	11/12/20

10.22#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Lisa Lynn Decker	10-Q	001-38935	10.6	11/12/20

10.23#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Norman Greenberg	10-Q	001-38935	10.7	11/12/20

10.24#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Courtney Phillips	10-Q	001-38935	10.8	11/12/20

21.1	Subsidiaries of the Registrant.	S-1	333-231770	21.1	05/24/19

23.1	Consent of OUM & Co. LLP, independent registered public accounting firm.	10-K	001-38935	23.1	02/26/21

24.1	Power of Attorney (included in signature pages).	10-K	001-38935	24.1	02/26/21

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-38935	31.1	02/26/21

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-38935	31.2	02/26/21

31.3	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.4	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).	10-K	001-38935	32.1	02/26/21

#                                         Indicates management contract or compensatory plan.

†                                         Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm if publicly disclosed.

*                                         The certifications attached as Exhibit 32.1 accompany this Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized, in the City of South San Francisco, State of California.

ATRECA, INC.

Date:	March 31, 2021	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)