Form 10-Q
period 2021-03-31
Atreca, Inc.
filed 2021-05-12
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 001-38935

ATRECA, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3723255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

835 Industrial Road, Suite 400,

San Carlos, CA 94070

(Address of principal executive offices)

(Zip Code)

(650)-595-2595

(Registrant’s telephone number, including area code)

450 East Jamie Court,

South San Francisco, CA 94080

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

As of May 12, 2021, the registrant had 30,178,367 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Atreca, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$89,712	$60,789
Investments	121,958	179,296
Prepaid expenses and other current assets (Note 5)	13,109	9,037
Total current assets	224,779	249,122
Property and equipment, net (Note 6)	33,948	19,831
Deposits and other	3,076	3,111
Total assets	$261,803	$272,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,525	$5,216
Accrued expenses (Note 7)	9,133	10,302
Other current liabilities	2,097	1,900
Total current liabilities	18,755	17,418
Capital lease obligations, net of current portion	—	4
Deferred rent	21,649	12,585
Total liabilities	40,404	30,007
Commitment and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both March 31, 2021 and December 31, 2020; 30,175,529 and 30,089,162 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both March 31, 2021 and December 31, 2020; 6,715,441 shares issued and outstanding as of both March 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	497,561	492,436
Accumulated other comprehensive income	50	58
Accumulated deficit	(276,216)	(250,441)
Total stockholders’ equity	221,399	242,057
Total liabilities and stockholders’ equity	$261,803	$272,064

Atreca, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Expenses
Research and development	$18,388	$14,210
General and administrative	7,821	7,123
Total expenses	26,209	21,333
Interest and other income (expense)
Other income	344	231
Interest income	91	685
Interest expense	(1)	(1)
Loss before income tax expense	(25,775)	(20,418)
Income tax expense	—	—
Net loss	$(25,775)	$(20,418)
Net loss per share, basic and diluted	$(0.70)	$(0.73)
Weighted-average shares used in computing net loss per share, basic and diluted	36,841,065	28,020,408

Atreca, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(25,775)	$(20,418)
Other comprehensive income:
Unrealized gain(loss) on fair value of investments	(8)	163
Comprehensive loss	$(25,783)	$(20,255)

Atreca, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended March 31, 2020	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon exercise of options	86,872	—	419	—	—	419
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	36,556	—	533	—	—	533
Stock-based compensation	—	—	2,482	—	—	2,482
Unrealized gain on fair value of investments	—	—	—	163	—	163
Net loss	—	—	—	—	(20,418)	(20,418)
Balances at March 31, 2020	28,093,595	$3	$354,477	$179	$(184,524)	$170,135

				Accumulated
			Additional	Other		Total
Three Months Ended March 31, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock upon exercise of options	43,349	—	241	—	—	241
Issuance of common stock under the Employee Stock Purchase Plan	43,018	—	484	—	—	484
Stock-based compensation	—	—	4,400	—	—	4,400
Unrealized loss on fair value of investments	—	—	—	(8)	—	(8)
Net loss	—	—	—		(25,775)	(25,775)
Balances at March 31, 2021	36,890,970	$4	$497,561	$50	$(276,216)	$221,399

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(25,775)	$(20,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579	541
Stock-based compensation	4,400	2,482
Amortization (accretion) of investments	465	(80)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,037)	356
Accounts payable	(146)	(79)
Accrued expenses	(2,453)	(3,020)
Other current liabilities	(595)	1,124
Other non-current liabilities	—	505
Deferred rent	9,864	675
Net cash used in operating activities	(17,698)	(17,914)
Cash Flows from Investing Activities
Purchase of property and equipment	(10,957)	(523)
Purchase of investments	(14,921)	(58,974)
Proceeds from maturities of investments	71,786	10,570
Change in deposits	—	127
Net cash provided by (used in) investing activities	45,908	(48,800)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	484	533
Proceeds from exercise of stock options	241	423
Principal payments on capital lease obligations	(12)	(13)
Net cash provided by financing activities	713	943
Net change in cash, cash equivalents and restricted cash	28,923	(65,771)
Cash, cash equivalents and restricted cash, beginning of period	62,441	159,236
Cash, cash equivalents and restricted cash, end of period	$91,364	$93,465

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$1
Cash paid for income taxes	$—	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Vesting of early exercised common stock options	$—	$4
Purchases of property and equipment included in accounts payable and accrued liabilities	$11,051	$879

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.            Business

Nature of Business

Atreca, Inc. (the “Company”) was incorporated in the State of Delaware on June 11, 2010 (“inception date”), and is located in San Carlos, California. The Company is a biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. The Company's lead product candidate, ATRC-101, is a monoclonal antibody in clinical development with a novel mechanism of action and target derived from an antibody identified using its discovery platform. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

Principles of Consolidation

The condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates in the condensed consolidated financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, fair value of warrants issued to purchasers of shares of preferred stock and common stock and fair value of options granted under the Company's stock option plan.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month periods are also unaudited. The condensed results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of Accounting Standard Codification (“ASC”) 808 Collaboration Agreements. As of March 31, 2021, the Company had $4,000 of payable under the research cost-sharing provision recorded in accrued expenses on the accompanying balance sheet.

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $0 and $13,000 are included in prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020, respectively. In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and will be recognized as other income over the expected service period of 18 months. Contract liabilities of $0.5 million and $0.8 million related to the agreement are included in other current liabilities, as of March 31, 2021 and December 31, 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.7 million as of both March 31, 2021 and December 31, 2020, respectively. This amount is included in deposits and other in the accompanying condensed consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$89,712	$60,789
Restricted cash	1,652	1,652
Cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$91,364	$62,441

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at two financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at March 31, 2021 and December 31, 2020. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“Topic 740”): which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new guidance, effective January 1, 2021, did not have an impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$82,449	$—	$—	$82,449
U.S. Agency Bonds	—	10,695	—	10,695
Certificates of deposit	449	—	—	449
Corporate debt securities	—	9,903	—	9,903
U.S. Treasury securities	100,911	—	—	100,911
Total	$183,809	$20,598	$—	$204,407

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$57,951	$—	$—	$57,951
U.S. Agency Bonds	—	10,706	—	10,706
Certificates of deposit	941	—	—	941
Corporate debt securities	—	16,667	—	16,667
U.S. Treasury securities	150,982	—	—	150,982
Total	$209,874	$27,373	$—	$237,247

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of March 31, 2021 and 2020, gross unrealized gains and unrealized losses for cash equivalents and investments were not material, and the remaining contractual maturity of all marketable securities was less than one year.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$89,712	$—	$—	$89,712
U.S. Treasury securities	100,864	47	—	100,911
Corporate debt securities	9,906	—	(3)	9,903
U.S. Agency bonds	10,691	4	—	10,695
Certificates of deposit	447	2	—	449
Total	211,620	53	(3)	211,670
Less amounts classified as cash and cash equivalents	(89,712)	—	—	(89,712)
Total available-for-sale investments	$121,908	$53	$(3)	$121,958

	As of December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$60,789	$—	$—	$60,789
U.S. Treasury securities	150,929	53	—	150,982
Corporate debt securities	16,668	—	(1)	16,667
U.S. Agency bonds	10,704	2	—	10,706
Certificates of deposit	937	4	—	941
Total	240,027	59	(1)	240,085
Less amounts classified as cash and cash equivalents	(60,789)	—	—	(60,789)
Total available-for-sale investments	$179,238	$59	$(1)	$179,296

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$716	$1,453
Vendor prepayments and deposits	2,502	1,557
Prepaid rent	1,438	1,397
Tenant improvement receivables	7,972	3,732
Non-trade receivables	5	336
Interest receivables and other current assets	476	562
Total prepaid expenses and other current assets	$13,109	$9,037

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$11,762	$11,287
Furniture and fixtures	242	242
Computer hardware and software	1,004	919
Leasehold improvements	667	667
Construction in process	28,469	14,379
	42,144	27,494
Less accumulated depreciation and amortization	(8,196)	(7,663)
Total property and equipment, net	$33,948	$19,831

Depreciation expense was $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

The net book value of property and equipment under capital leases was $38,000 and $49,000 at March 31, 2021 and December 31, 2020, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Compensation and related benefits	$2,246	$4,954
Accrued Construction-in-progress	5,374	4,145
Professional fees	251	82
Contract research fees	777	809
Other	485	312
Total accrued expenses	$9,133	$10,302

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $3.3 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at March 31, 2021 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2021 (remaining 9 months)	$38	$5,264
2022	4	7,336
2023	—	7,037
2024	—	7,249
2025	—	7,466
Thereafter	—	61,625
Total minimum lease payments	42	$95,977
Less: amount representing interest	(1)
Present value of capital lease obligation	41
Less: current portion	(41)
Non-current portion	$—

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

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The issuance and sale of the ATM Shares, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, File No. 333-239652, initially filed with the SEC on July 2, 2020 and declared effective by the SEC on July 10, 2020. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of March 31, 2021, no ATM Shares have been sold under the Sales Agreement.

10.           Equity Incentive Plans

2019 Equity Incentive Plan

The Company’s board of directors adopted and our stockholders approved our 2019 Equity Incentive Plan, (the “2019 Plan”), on June 2, 2019, and June 7, 2019, respectively. The 2019 Plan became effective on June 19, 2019, and no further grants will be made under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). The purpose of the 2019 Plan, through the grant of stock awards including stock options and other stock-based awards, including restricted stock units (“RSUs”), is to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of the Company’s affiliates, and provide a means by which the eligible recipients may benefit from increases in the value of the Company’s Class A common stock. Under the 2019 Plan, 6,141,842 shares of the Company’s Class A common stock have been reserved for issuance to employees, directors and consultants. Additionally, the number of shares of the Company’s Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

Stock option activity under the 2019 Plan and the Company’s 2010 Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2020	4,812,223	$13.33	8.2	$21,493
Granted	1,531,520	14.04
Exercised	(43,349)	5.56
Cancelled	(314,105)	15.23
Balances, March 31, 2021	5,986,289	$13.47	8.4	$20,154
Vested and expected to vest at March 31, 2021	5,986,289	$13.47	8.4	$20,154
Exercisable at March 31, 2021	2,647,026	$10.52	7.6	$15,461
Vested at March 31, 2021	2,401,069	$11.07	7.6	$12,959

The weighted-average grant date fair value of options granted to employees and non-employees in the three ended March 31, 2021 and 2020 was $10.42 and $15.63, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected life (in years)	5.98	5.95
Volatility	91.7%	84.9%
Risk-free interest rate	0.6%	1.2%

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the three months ended March 31, 2021 and 2020, the expense related to the ESPP was $216,000 and $164,000, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended March 31,
	2021	2020
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	93.9 - 107.6%	91.4 - 106.8%
Risk-free interest rate	0.1%	0.9 - 1.1%

The Company recognized $4.4 million and $2.5 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended March 31, 2021 and 2020, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$2,216	$1,058
General and administrative	2,184	1,424
	$4,400	$2,482

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of March 31, 2021.

Unrecognized compensation expense as of March 31, 2021 totaled $36.4 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.9 years.

11.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.4 million for the three months ended March 31, 2021.

12.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Common stock options	5,986,289	3,948,730
Convertible common stock warrants	49,997	49,997
	6,036,286	3,998,727

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

14.          Related Party Transactions

The Company recorded other income of $0 and $131,000 for the three months ended March 31, 2021 and 2020, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder at March 31, 2021 and December 31, 2020 of $0 and $13,000, respectively.

The Company recorded expense of $0.5 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $0.3 million and $0.1 million to the related party at March 31, 2021 and December 31, 2020, respectively.

The Company recorded expense of $0.3 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively, related to legal services performed by a related party. The Company owed $161,000 and $250,000 to the related party at March 31, 2021 and December 31, 2020, respectively.

The Company recorded research and development expense of $63,000 and $75,000 during the three months ended March 31, 2021 and 2020, respectively, under consulting agreements with a member of the Company’s board of directors. The Company owed $74,000 to the members of the Company’s board of directors as of both March 31, 2021 and December 31, 2020, respectively.

15.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements through May 12, 2021, the date on which the unaudited interim condensed consolidated financial statements were available to be issued.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our unaudited condensed consolidated financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on February 26, 2021, or 2020 Form 10-K.

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

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $25.8 million and $20.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $276.2 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of March 31, 2021, we had cash, cash equivalents and investments of $211.7 million. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2021, should enable us to fund our operations for at least the next 12 months, assuming our programs and collaborations advance as currently contemplated.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

◾	complete clinical trials for ATRC-101 and initiate preclinical studies on any additional product candidates that we may pursue in the future;
◾	continue research and development to expand our growing library of more than 2,000 antibodies and develop potential future product candidates from that collection;
◾	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
◾	seek marketing approvals for product candidates that successfully complete clinical trials;
◾	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
◾	implement additional operational, financial and management systems; and
◾	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Impact of COVID-19

In March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. In response to COVID-19, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. Following guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020. As a result, our laboratories and office locations were closed for more than two months and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. All other personnel are still working remotely. In addition, in our clinical trial for ATRC-101, we experienced delays due to COVID-19 in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients during the second and third quarters of fiscal 2020, although we have not experienced enrollment delays since that time. The financial results for the three months ended March 31, 2021 reflect a decrease in overall operating expenses as a result of these impacted activities.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of March 31, 2021, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part II, Item 1A. “Risk Factors” in this Form 10-Q. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%

	(in thousands)
Operating expenses:
Research and development	$18,388	$14,210	$4,178	29%
General and administrative	7,821	7,123	698	10%
Total operating expenses	26,209	21,333	4,876	23%
Operating Loss	(26,209)	(21,333)	(4,876)	23%
Other income (expense), net:
Other income	344	231	113	49%
Interest income	91	685	(594)	(87)%
Interest expense	(1)	(1)	—	—%
Total other income, net	434	915	(481)	(53)%
Income tax expense	—	—	—	*
Net Loss	$(25,775)	$(20,418)	$(5,357)	26%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$8,388	$6,282
Product and other contract services	2,843	2,604
Laboratory supplies and equipment	2,353	1,804
Consulting, legal and other services	1,160	714
Facility related	3,127	2,182
Other	517	624
Total research and development expenses	$18,388	$14,210

Research and development expenses increased by $4.2 million, or 29%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributable to higher personnel-related expenses of $2.1 million as a result of additional employee headcount, a $0.9 million increase in facility expenses as the San Carlos premises were delivered to us for the construction of certain tenant improvements, and a $0.6 million increase in laboratory supplies and equipment for increased research and development activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$4,389	$3,518
Consulting, legal and other services	1,017	1,489
Facility related	1,024	712
Other	1,391	1,404
Total general and administrative expenses	$7,821	$7,123

General and administrative expenses increased by $0.7 million, or 10%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase consists of a $0.9 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount and a $0.3 million increase in facility expenses as the San Carlos premises were delivered to us for the construction of certain tenant improvements. This was partially offset by a $0.5 million decrease in consulting, legal and other services.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income increased by $0.1 million during the three months ended March 31, 2021 compared to the same period in 2020 due to the services provided to a third party partner.

Interest Income

Interest income decreased to $0.1 million during the three months ended March 31, 2021 as compared to $0.7 million during the three months ended March 31, 2020 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the three months ended March 31, 2021 and 2020 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and investments totaling $211.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities, commercial paper and corporate debt securities.

Due to our significant research and development expenditures, we have generated significant operating losses since inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock.

In July 2020, we issued and sold 7,642,125 shares of our Class A common stock, and 781,250 shares of our Class B common stock at an offering price of $16.00 per share. The net proceeds to us from this offering was $126.1 million after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $0.6 million. As of March 31, 2021, we had an accumulated deficit of $276.2 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(17,698)	$(17,914)
Cash provided by (used in) investing activities	45,908	(48,800)
Cash provided by financing activities	713	943
Net increase (decrease) in cash and cash equivalents and restricted cash	$28,923	$(65,771)

Cash Flows from Operating Activities

For the three months ended March 31, 2021, cash used in operating activities was $17.7 million, which consisted of a net loss of $25.8 million, partially offset by $5.4 million in non-cash charges and a net change of $2.6 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $0.6 million and stock-based compensation of $4.4 million. The change in operating assets and liabilities was primarily due a $9.9 million increase in deferred rent because of increased lease incentive obligations. This increase was partially offset by a $4.0 million increase in prepaid expenses and other current assets as a result of the increase of tenant improvement receivable from the Company’s leasehold improvement construction for its San Carlos location and other prepaid vendor expenses, and a $2.5 million decrease in accrued expenses attributable to payment of accrued bonus expenses.

For the three months ended March 31, 2020, cash used in operating activities was $17.9 million, which consisted of a net loss of $20.4 million and a net change of $0.3 million in our net operating assets and liabilities, partially offset by $2.9 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $0.5 million and stock-based compensation of $2.5 million. The change in operating assets and liabilities was primarily due to a decrease in accrued expense of $3.0 million resulting from the payment of accrued bonus expenses and decreased preclinical activities, partially offset by increases in other current and non-current liabilities of $1.1 million and $0.5 million, respectively, resulting from an increase contract liabilities balance from our new arrangement with an external partner, a $0.7 million increase in deferred rent primarily due to increases in lease incentive obligation, and a $0.5 million decrease in prepaid expenses and other current assets attributable to amortization of prepaid insurance expenses.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, cash provided by investing activities of $45.9 million was primarily related to $56.9 million in net proceed from maturities of investments, partially offset by $11.0 million in purchases of property and equipment.

For the three months ended March 31, 2020, cash used in investing activities of $48.8 million was primarily related to $59.0 million in purchases of investments, partially offset by $10.6 million provided by proceeds from maturities of investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, cash provided by financing activities was $0.7 million, which primarily related to $0.5 million and $0.2 million of proceeds from our 2019 Employee Stock Purchase Plan (“ESPP”) program and employee stock option exercises, respectively.

For the three months ended March 31, 2020, cash provided by financing activities was $0.9 million, which primarily related to $0.5 million and $0.4 million of proceeds from our 2019 ESPP program and employee stock option exercises, respectively.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(in thousands)
Contractual obligations:
Operating lease obligations	$7,441	$13,972	$14,822	$59,742	$95,977
Capital lease obligations	42	—	—	—	42
Total contractual obligations	$7,483	$13,972	$14,822	$59,742	$96,019

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies from those disclosed in our 2020 Form 10-K, under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $211.7 million and $183.4 million as of March 31, 2021 and December 31, 2020, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2020 Form 10-K, are set forth below and are unchanged substantively as of March 31, 2021, except for those risks designated by an asterisk (*).

Risk Factor Summary

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

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2021, and 2020, we had accumulated deficits of $276.2 million and $184.5 million, respectively. For the quarters ended March 31, 2021 and 2020, our net losses were $25.8 million and $20.4 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

As of March 31, 2021, we had $211.7 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of March 31, 2021 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of March 31, 2021, we had 134 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

Based on the beneficial ownership of our capital stock as of March 31, 2021, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker

Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231770	4.1	06/10/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1/A	333-231770	4.2	06/10/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

10.1#	Transition Separation and Consulting Agreement, dated March 31, 2021, between the Registrant and Norman Greenberg					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

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

ATRECA, INC.

Date:	May 12, 2021	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2021	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)