Form 10-Q
period 2021-06-30
Atreca, Inc.
filed 2021-08-11
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the registrant had 30,178,973 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Atreca, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$93,603	$60,789
Investments	88,708	179,296
Prepaid expenses and other current assets	10,579	9,037
Total current assets	192,890	249,122
Property and equipment, net	45,099	19,831
Deposits and other	2,852	3,111
Total assets	$240,841	$272,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,596	$5,216
Accrued expenses	8,633	10,302
Other current liabilities	2,078	1,900
Total current liabilities	14,307	17,418
Capital lease obligations, net of current portion	—	4
Deferred rent	27,931	12,585
Total liabilities	42,238	30,007
Commitment and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both June 30, 2021 and December 31, 2020; 30,178,973 and 30,089,162 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both June 30, 2021 and December 31, 2020; 6,715,441 shares issued and outstanding as of both June 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	501,474	492,436
Accumulated other comprehensive income	16	58
Accumulated deficit	(302,891)	(250,441)
Total stockholders’ equity	198,603	242,057
Total liabilities and stockholders’ equity	$240,841	$272,064

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Expenses
Research and development	$19,036	$14,180	$37,424	$28,390
General and administrative	8,031	6,458	15,852	13,581
Total expenses	27,067	20,638	53,276	41,971
Interest and other income (expense)
Other income	349	403	693	634
Interest income	56	255	147	940
Interest expense	(1)	(1)	(2)	(2)
Loss on disposal of property and equipment	(11)	—	(11)	—
Loss before income tax expense	(26,674)	(19,981)	(52,449)	(40,399)
Income tax expense	(1)	—	(1)	—
Net loss	$(26,675)	$(19,981)	$(52,450)	$(40,399)
Net loss per share, basic and diluted	$(0.72)	$(0.71)	$(1.42)	$(1.44)
Weighted-average shares used in computing net loss per share, basic and diluted	36,893,827	28,144,714	36,867,592	28,082,930

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(26,675)	$(19,981)	$(52,450)	$(40,399)
Other comprehensive income:
Unrealized gain(loss) on fair value of investments	(34)	37	(42)	200
Comprehensive loss	$(26,709)	$(19,944)	$(52,492)	$(40,199)

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended June 30, 2020	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2020	28,093,595	$3	$354,477	$179	$(184,524)	$170,135
Issuance of common stock upon exercise of options	99,138	—	541	—	—	541
Stock-based compensation	—	—	3,383	—	—	3,383
Unrealized gain on fair value of investments	—	—	—	37	—	37
Net loss	—	—	—	—	(19,981)	(19,981)
Balances at June 30, 2020	28,192,733	$3	$358,401	$216	$(204,505)	$154,115

				Accumulated
			Additional	Other		Total
Three Months Ended June 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2021	36,890,970	$4	$497,561	$50	$(276,216)	$221,399
Issuance of common stock upon exercise of options	3,444	—	31	—	—	31
Stock-based compensation	—	—	3,882	—	—	3,882
Unrealized loss on fair value of investments	—	—	—	(34)	—	(34)
Net loss	—	—	—		(26,675)	(26,675)
Balances at June 30, 2021	36,894,414	$4	$501,474	$16	$(302,891)	$198,603

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Six Months Ended June 30, 2020	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon exercise of options	186,010	—	959	—	—	959
Vesting of early exercised stock options	—	—	4	—	—	4
Stock-based compensation	—	—	5,866	—	—	5,866
Issuance of common stock under the Employee Stock Purchase Plan	36,556	—	533	—	—	533
Unrealized gain on fair value of investments	—	—	—	200	—	200
Net loss	—	—	—	—	(40,399)	(40,399)
Balances at June 30, 2020	28,192,733	$3	$358,401	$216	$(204,505)	$154,115

				Accumulated
			Additional	Other		Total
Six Months Ended June 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock upon exercise of options	46,793	—	272	—	—	272
Issuance of common stock under the Employee Stock Purchase Plan	43,018	—	484	—	—	484
Stock-based compensation	—	—	8,282	—	—	8,282
Unrealized loss on fair value of investments	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(52,450)	(52,450)
Balances at June 30, 2021	36,894,414	$4	$501,474	$16	$(302,891)	$198,603

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(52,450)	$(40,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,764	1,169
Loss on disposal of property and equipment	11	—
Stock-based compensation	8,282	5,866
Amortization (accretion) of investments	936	(144)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,477)	(1,744)
Accounts payable	392	(1,106)
Accrued expenses	(1,763)	(961)
Other current liabilities	(730)	1,382
Other non-current liabilities	—	157
Deferred rent	16,274	2,185
Net cash used in operating activities	(28,761)	(33,595)
Cash Flows from Investing Activities
Purchase of property and equipment	(28,961)	(3,031)
Purchase of investments	(14,921)	(77,319)
Proceeds from maturities of investments	104,531	54,726
Change in deposits	—	39
Net cash provided by (used in) investing activities	60,649	(25,585)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	484	533
Proceeds from exercise of stock options	272	959
Principal payments on capital lease obligations	(24)	(23)
Net cash provided by financing activities	732	1,469
Net change in cash, cash equivalents and restricted cash	32,620	(57,711)
Cash, cash equivalents and restricted cash, beginning of period	62,441	159,236
Cash, cash equivalents and restricted cash, end of period	$95,061	$101,525

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$2
Cash paid for income taxes	$1	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Vesting of early exercised common stock options	$—	$4
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,394	$33

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the condensed consolidated financial statements and accompanying notes. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. Key estimates in the condensed consolidated financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, fair value of warrants issued to purchasers of shares of preferred stock and common stock and fair value of options granted under the Company's stock option plan.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the three months and six months ended June 30, 2021 and 2020. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month and six-months periods are also unaudited. The condensed results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of Accounting Standard Codification (“ASC”) 808 Collaboration Agreements. As of June 30, 2021, the Company had $5,000 of net receivable under the research cost-sharing provision recorded in prepaid expenses on the accompanying balance sheet.

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $1,000 and $13,000 are included in prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020, respectively. In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and will be recognized as other income over the expected service period of 18 months. Contract liabilities of $0.2 million and $0.8 million related to the agreement are included in other current liabilities, as of June 30, 2021 and December 31, 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.5 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively. This amount is included in deposits and other in the accompanying condensed consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$93,603	$60,789
Restricted cash	1,458	1,652
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$95,061	$62,441

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at two financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at June 30, 2021 and December 31, 2020. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, and ASU 2019-01 (collectively, “Topic 842”), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Topic 842 is effective for the Company as of January 1, 2022, in accordance with the EGC adoption date. Early adoption is permitted. The Company’s most significant lease is its operating lease for its corporate headquarters, and, while the Company has not yet estimated the amounts by which its financial statements will be affected by the adoption of this guidance, it expects that the overall recognition of expense will be similar to current guidance, but that there will be a significant change in the balance sheet due to the recognition of right of use assets and the corresponding lease liabilities.

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

3.           Fair Value of Financial Instruments

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$87,594	$—	$—	$87,594
U.S. Agency Bonds	—	10,677	—	10,677
Certificates of deposit	201	—	—	201
Corporate debt securities	—	9,850	—	9,850
U.S. Treasury securities	67,980	—	—	67,980
Total	$155,775	$20,527	$—	$176,302

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$57,951	$—	$—	$57,951
U.S. Agency Bonds	—	10,706	—	10,706
Certificates of deposit	941	—	—	941
Corporate debt securities	—	16,667	—	16,667
U.S. Treasury securities	150,982	—	—	150,982
Total	$209,874	$27,373	$—	$237,247

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of June 30, 2021 and December 31, 2020, gross unrealized gains and unrealized losses for cash equivalents and investments were not material, and the remaining contractual maturity of all marketable securities was less than one year.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

	As of June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$93,603	$—	$—	$93,603
U.S. Treasury securities	67,966	14	—	67,980
Corporate debt securities	9,849	1	—	9,850
U.S. Agency bonds	10,677	—	—	10,677
Certificates of deposit	200	1	—	201
Total	182,295	16	—	182,311
Less amounts classified as cash and cash equivalents	(93,603)	—	—	(93,603)
Total available-for-sale investments	$88,692	$16	$—	$88,708

	As of December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Cash and cash equivalents and investments	Cost	Gains	Losses	Value
Cash, cash equivalents and money market funds	$60,789	$—	$—	$60,789
U.S. Treasury securities	150,929	53	—	150,982
Corporate debt securities	16,668	—	(1)	16,667
U.S. Agency bonds	10,704	2	—	10,706
Certificates of deposit	937	4	—	941
Total	240,027	59	(1)	240,085
Less amounts classified as cash and cash equivalents	(60,789)	—	—	(60,789)
Total available-for-sale investments	$179,238	$59	$(1)	$179,296

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$2,904	$1,453
Vendor prepayments and deposits	1,558	1,557
Prepaid rent	1,330	1,397
Tenant improvement receivables	4,115	3,732
Non-trade receivables	78	336
Interest receivables and other current assets	594	562
Total prepaid expenses and other current assets	$10,579	$9,037

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$12,700	$11,287
Furniture and fixtures	1,790	242
Computer hardware and software	1,432	919
Leasehold improvements	37,836	667
Construction in process	—	14,379
	53,758	27,494
Less accumulated depreciation and amortization	(8,659)	(7,663)
Total property and equipment, net	$45,099	$19,831

Depreciation expense was $1.2 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

The net book value of property and equipment under capital leases was $26,000 and $49,000 at June 30, 2021 and December 31, 2020, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Compensation and related benefits	$2,882	$4,954
Accrued Construction-in-progress	4,200	4,145
Professional fees	123	82
Contract research fees	1,159	809
Other	269	312
Total accrued expenses	$8,633	$10,302

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $3.0 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $6.3 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at June 30, 2021 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2021 (remaining 6 months)	$25	$3,726
2022	4	7,947
2023	—	7,649
2024	—	7,860
2025	—	8,077
Thereafter	—	66,486
Total minimum lease payments	29	$101,745
Less: amount representing interest	—
Present value of capital lease obligation	29
Less: current portion	(29)
Non-current portion	$—

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

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of June 30, 2021, no ATM Shares have been sold under the Sales Agreement.

10.           Equity Incentive Plans

2019 Equity Incentive Plan

The Company’s board of directors adopted and our stockholders approved our 2019 Equity Incentive Plan (the “2019 Plan”) on June 2, 2019, and June 7, 2019, respectively. The 2019 Plan became effective on June 19, 2019, and no further grants will be made under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). The purpose of the 2019 Plan, through the grant of stock awards including stock options and other stock-based awards, including restricted stock units (“RSUs”), is to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of the Company’s affiliates, and provide a means by which the eligible recipients may benefit from increases in the value of the Company’s Class A common stock. Under the 2019 Plan, 6,141,842 shares of the Company’s Class A common stock have been reserved for issuance to employees, directors and consultants. Additionally, the number of shares of the Company’s Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

Stock option activity under the 2019 Plan and the Company’s 2010 Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2020	4,812,223	$13.33	8.2	$21,493
Granted	1,770,170	13.47
Exercised	(46,793)	5.82
Cancelled	(485,472)	15.79
Balances, June 30, 2021	6,050,128	$13.23	8.2	$4,180
Vested and expected to vest at June 30, 2021	6,050,128	$13.23	8.2	$4,180
Exercisable at June 30, 2021	2,897,180	$10.93	7.4	$4,169
Vested at June 30, 2021	2,707,102	$11.34	7.5	$3,530

The weighted-average grant date fair value of options granted to employees and non-employees in the six months ended June 30, 2021 and 2020 was $9.98 and $13.61, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected life (in years)	5.87	5.78	5.97	5.86
Volatility	89.5%	85.5%	91.4%	85.2%
Risk-free interest rate	1.0%	1.1%	0.6%	1.1%

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

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the three months ended June 30, 2021 and 2020, the expense related to the ESPP was $189,000 and $168,000, respectively. During the six months ended June 30, 2021 and 2020, the expense related to the ESPP was $404,000 and $331,000, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Six Months Ended June 30,
	2021	2020
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	93.9 - 107.6%	91.4 - 106.8%
Risk-free interest rate	0.1%	0.9 - 1.1%

The Company recognized $3.9 million and $3.4 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $8.3 million and $5.9 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the Six months ended June 30, 2021 and 2020, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,918	$1,804	$4,134	$2,862
General and administrative	1,964	1,580	4,148	3,004
	$3,882	$3,384	$8,282	$5,866

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of June 30, 2021.

Unrecognized compensation expense as of June 30, 2021 totaled $33.8 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.7 years.

11.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.1 million for the three months ended June 30, 2021, and $0.5 million for the six months ended June 30, 2021.

12.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock options	6,050,128	4,834,650	6,050,128	4,834,650
Common stock warrants	49,997	49,997	49,997	49,997
	6,100,125	4,884,647	6,100,125	4,884,647

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

14.          Related Party Transactions

The Company recorded other income of $1,000 and $55,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,000 and $186,000 for the six months ended June 30, 2021 and 2020, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder at June 30, 2021 and December 31, 2020 of $1,000 and $13,000, respectively.

The Company recorded expense of $0.2 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $38,000 and $69,000 to the related party at June 30, 2021 and December 31, 2020, respectively.

The Company recorded expense of $0.2 million and $0.5 million during the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively, related to legal services performed by a related party. The Company owed $50,000 and $250,000 to the related party at June 30, 2021 and December 31, 2020, respectively.

The Company recorded research and development expense of $63,000 and $62,000 during the three months ended June 30, 2021 and 2020, respectively, and $125,000 and $127,000 for the six months ended June 30, 2021 and 2020, respectively, under consulting agreements with a member of the Company’s board of directors. The Company owed $74,000 to the members of the Company’s board of directors as of both June 30, 2021 and December 31, 2020, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 has demonstrated robust anti-tumor activity as a single agent in multiple preclinical syngeneic tumor models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. Further, ATRC-101 has been shown to react in vitro with a majority of human ovarian, non-small cell lung, colorectal breast cancers and acral melanoma samples from multiple patients. We initiated a Phase 1b first-in-human study of ATRC-101 in participants with select solid tumors cancers in February 2020. Clinical trials to evaluate ATRC-101 in combination with a PD-1 inhibitor and in combination with chemotherapy are planned for 2021, as well as in monotherapy dose expansion cohorts in the ongoing Phase 1b trial. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of "hit" antibodies that bind preferentially to tumor tissue across patients. To that end, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody "weaponization" technologies.

We commenced operations in 2010, and have since devoted substantially all our resources to research and development, identifying product candidates, undertaking preclinical studies, conducting clinical trials, raising capital, building our management team and building our intellectual property portfolio. We do not have any products approved for marketing or sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates.

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $26.7 million and $20.0 million for the three months ended June 30, 2021 and 2020, respectively, and $52.5 million and $40.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $302.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of June 30, 2021, we had cash, cash equivalents and investments of $182.3 million. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of June 30, 2021, should enable us to fund our operations for at least the next 12 months, assuming our programs and collaborations advance as currently contemplated.

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

Impact of COVID-19

In March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. In response to COVID-19, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. Following guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020 and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. In July 2021, additional personnel resumed working on site, but the majority of our personnel are still working remotely. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. In addition, in our clinical trial for ATRC-101, we experienced delays due to COVID-19 in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients during the second and third quarters of fiscal 2020, although we have not experienced enrollment delays since that time. The financial results for the three months ended June 30, 2021 reflect a decrease in overall operating expenses as a result of these impacted activities.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of June 30, 2021, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	June 30,		Change
	2021	2020	$	%

	(in thousands)
Operating expenses:
Research and development	$19,036	$14,180	$4,856	34%
General and administrative	8,031	6,458	1,573	24%
Total operating expenses	27,067	20,638	6,429	31%
Operating Loss	(27,067)	(20,638)	(6,429)	31%
Other income (expense), net:
Other income	349	403	(54)	(13)%
Interest income	56	255	(199)	(78)%
Interest expense	(1)	(1)	—	—%
Loss on disposal of property and equipment	(11)	—	(11)	*
Total other income, net	393	657	(264)	(40)%
Income tax expense	(1)	—	(1)	*
Net Loss	$(26,675)	$(19,981)	$(6,694)	34%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$7,654	$6,328
Product and other contract services	3,583	2,555
Laboratory supplies and equipment	2,394	1,691
Consulting, legal and other services	850	1,162
Facility related	3,553	1,953
Other	1,002	491
Total research and development expenses	$19,036	$14,180

Research and development expenses increased by $4.9 million, or 34%, during the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily attributable to higher personnel-related expenses of $1.3 million as a result of additional employee headcount, a $1.6 million increase in facility expenses as the San Carlos premises were delivered to us for the construction of certain tenant improvements, a $1.0 million increase in product and other consulting services due to continued clinical trial and discovery activities and a $0.7 million increase in laboratory supplies and equipment for increased research and development activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$4,373	$3,607
Consulting, legal and other services	880	935
Facility related	1,106	688
Other	1,672	1,228
Total general and administrative expenses	$8,031	$6,458

General and administrative expenses increased by $1.6 million, or 24%, during the three months ended June 30, 2021 compared to the same period in 2020. The increase consists of a $0.8 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount and a $0.4 million increase in facility expenses as the San Carlos premises were delivered to us for the construction of certain tenant improvements and a $0.5 million increase in amortization expenses attributable to the commencement of the San Carlos lease.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.1 million during the three months ended June 30, 2021 compared to the same period in 2020 due to the decrease in services provided to a third party partner.

Interest Income

Interest income decreased to $0.1 million during the three months ended June 30, 2021 as compared to $0.3 million during the three months ended June 30, 2020 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the three months ended June 30, 2021 and 2020 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations during the respective periods:

	Six Months Ended
	June 30,		Change
	2021	2020	$	%

	(in thousands)
Operating expenses:
Research and development	$37,424	$28,390	$9,034	32%
General and administrative	15,852	13,581	2,271	17%
Total operating expenses	53,276	41,971	11,305	27%
Operating Loss	(53,276)	(41,971)	(11,305)	27%
Other income (expense), net:
Other income	693	634	59	9%
Interest income	147	940	(793)	(84)%
Interest expense	(2)	(2)	—	—%
Loss on disposal of property and equipment	(11)	—	(11)	*
Total other income, net	827	1,572	(745)	(47)%
Income tax expense	(1)	—	(1)	*
Net Loss	$(52,450)	$(40,399)	$(12,051)	30%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$16,042	$12,610
Product and other contract services	6,426	5,159
Laboratory supplies and equipment	4,747	3,495
Consulting, legal and other services	2,010	1,876
Facility related	6,680	4,135
Other	1,519	1,115
Total research and development expenses	$37,424	$28,390

Research and development expenses increased by $9.0 million, or 32%, during the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily attributable to higher personnel-related expenses of $3.4 million as a result of additional employee headcount, a $2.5 million increase in facility expenses as the San Carlos premises were delivered to us for the construction of certain tenant improvements, a $1.3 million increase in product and other consulting services due to continued clinical trial and discovery activities and a $1.3 million increase in laboratory supplies and equipment for increased research and development activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$8,762	$7,125
Consulting, legal and other services	1,897	2,424
Facility related	2,130	1,400
Other	3,063	2,632
Total general and administrative expenses	$15,852	$13,581

General and administrative expenses increased by $2.3 million, or 17%, during the six months ended June 30, 2021 compared to the same period in 2020. The increase consists of a $1.6 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount, a $0.7 million increase in facility expenses as the San Carlos premises were delivered to us for the construction of certain tenant improvements, and a $0.4 million increase in amortization expenses attributable to the commencement of the San Carlos lease. This was partially offset by a $0.5 million decrease in consulting, legal and other services.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income increased by $0.1 million during the six months ended June 30, 2021 compared to the same period in 2020 due to the services provided to a third party partner.

Interest Income

Interest income decreased to $0.1 million during the six months ended June 30, 2021 as compared to $0.9 million during the six months ended June 30, 2020 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the six months ended June 30, 2021 and 2020 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and investments totaling $182.3 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities, commercial paper and corporate debt securities.

Due to our significant research and development expenditures, we have generated significant operating losses since inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock.

In July 2020, we issued and sold 7,642,125 shares of our Class A common stock, and 781,250 shares of our Class B common stock at an offering price of $16.00 per share. The net proceeds to us from this offering was $126.1 million after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $0.6 million. As of June 30, 2021, we had an accumulated deficit of $302.9 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(28,761)	$(33,595)
Cash provided by (used in) investing activities	60,649	(25,585)
Cash provided by financing activities	732	1,469
Net increase (decrease) in cash and cash equivalents and restricted cash	$32,620	$(57,711)

Cash Flows from Operating Activities

For the six months ended June 30, 2021, cash used in operating activities was $28.8 million, which consisted of a net loss of $52.5 million, partially offset by $11.0 million in non-cash charges and a net change of $12.7 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $1.8 million and stock-based compensation of $8.3 million. The change in operating assets and liabilities was primarily due to a $16.3 million increase in deferred rent because of increased lease incentive obligations. This increase was partially offset by a $1.5 million increase in prepaid expenses and other current assets as a result of the increase of tenant improvement receivable from the Company’s leasehold improvement construction for its San Carlos location and other prepaid vendor expenses, and a $1.8 million decrease in accrued expenses attributable to payment of accrued bonus expenses.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2021, cash provided by investing activities of $60.6 million was primarily related to $89.6 million in net proceeds from maturities of investments, partially offset by $29.0 million in purchases of property and equipment, primarily related to leasehold improvements for the San Carlos Lease.

For the six months ended June 30, 2020, cash used in investing activities of $25.6 million was primarily related to $77.3 million in purchases of investments, partially offset by $54.7 million provided by proceeds from maturities of investments.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities was $0.7 million, which primarily related to $0.5 million and $0.3 million of proceeds from our 2019 Employee Stock Purchase Plan (“ESPP”) and employee stock option exercises, respectively.

For the six months ended June 30, 2020, cash provided by financing activities was $1.5 million, which primarily related to $0.5 million and $1.0 million proceeds from our ESPP and employee stock option exercises, respectively.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(in thousands)
Contractual obligations:
Operating lease obligations	$7,918	$15,299	$16,155	$62,373	$101,745
Capital lease obligations	29	—	—	—	29
Total contractual obligations	$7,947	$15,299	$16,155	$62,373	$101,774

The operating lease obligations noted above represent operating lease obligations related to our currently occupied premises in South San Francisco, California, and premises in San Carlos, California, which we took possession of in August 2020 for the construction of certain tenant improvements prior to our rent commencement. These leases expire at various dates through April 2033.

In July 2019, we entered into a lease agreement, or the San Carlos Lease, for the lease of approximately 99,557 rentable square feet of office space located in San Carlos, California, which is intended to serve as our permanent headquarters, office and laboratory space following the completion of construction and certain tenant improvements. The term of the San Carlos Lease commenced in August 2020, and the premises were delivered to us for the construction of certain tenant improvements. The term will end in April 2033, on the date that is 144 months from the first day of the first full month after the Rent Commencement date, which occurred in April 2021. Base rent for the San Carlos Lease is $557,519 per month, with annual increases of 3%. We are obligated to provide a security deposit of $1.1 million in the form of a letter of credit.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $182.3 million and $240.1 million as of June 30, 2021 and December 31, 2020, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2020 Form 10-K, are set forth below and are unchanged substantively as of June 30, 2021, except for those risks designated by an asterisk (*).

Risk Factor Summary

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:*

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	ATRC 101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC 101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates.
●	Our approach to developing and identifying our antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC 101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the FDA through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2021, and December 31, 2020, we had accumulated deficits of $302.9 million and $250.4 million, respectively. For the quarters ended June 30, 2021 and 2020, our net losses were $26.7 million and $20.0 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

As a result of COVID-19, we experienced, and may experience in the future, disruptions or delays in our clinical trial for ATRC-101. These disruptions or delays may affect, among other things, enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if COVID-19 containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data. For example, we experienced delays in initiating sites and achieving patient compliance with study-related procedures. We have worked, and continue to work,  closely with our current and potential clinical trial sites to mitigate any disruptions or delays. COVID-19 may impact our ability to initiate additional clinical trial sites quickly, but at this time we cannot predict the full extent of this impact, or any other potential impact of COVID-19, on our clinical trial for ATRC-101.

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

COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.

COVID-19 could adversely impact our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. Following COVID-19 guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020 and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. In July 2021, additional personnel resumed working on site, but the majority of our personnel are still working remotely. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. We do not know if, or when, we may have to close our laboratories and office locations again.  COVID-19 could adversely impact our business, including:

◾	disruptions or delays in our preclinical studies or our clinical trial for ATRC-101, including enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data;
◾	disruptions or delays in our manufacturing activities, including our supply of preclinical, clinical, and commercial materials from existing third-party manufacturers and our ability to engage new third-party manufacturers;
◾	disruptions or delays in our existing and potential future collaboration activities, both internally and externally at collaborators;
◾	disruptions or delays in our efforts to use and expand our discovery platform, both internally and externally with third parties, including decreased productivity of our onsite lab-based personnel due to restrictions related to COVID-19 at our laboratory and office locations and delays in receiving necessary supplies and other materials;
◾	delays in activities of the FDA or other regulatory authorities related to our clinical trial for ATRC-101 or any future clinical trials;
◾	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
◾	changes in laws or regulations as a result of COVID-19 that may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial;
◾	interruption in global commercial transportation and shipping that may affect the transport of clinical trial materials;
◾	delays in necessary interactions with local regulators, ethics committees and other agencies and contractors due to limitations in employee resources or forced furlough of government personnel;
◾	delays and decreased productivity as a result of the majority of our personnel working remotely or as a result of our onsite personnel complying with restrictions related to COVID-19 at our laboratory and office locations, including our COVID-19 onsite safety protocols;
◾	the potential closure of our laboratories and offices again due to future COVID-19 outbreaks where our laboratories and offices are located;

◾	disruptions, delays and decreased productivity in the event that any of our personnel contract COVID-19, including as a result of the full reopening of our laboratories and office locations and the return of personnel to these locations, which could necessitate quarantining and contact tracing efforts;
◾	disruptions or delays in using and expanding our discovery platform; and
◾	delays or difficulties in our ability to access capital.

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

COVID-19 continues to evolve rapidly, and multiple variants of the virus that causes COVID-19 are circulating globally. We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects, which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

As of June 30, 2021, we had $182.3 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of June 30, 2021 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of June 30, 2021, we had 139 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Further, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.”.. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. In addition, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the ACA or elements of the ACA. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011 among other things, includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and remain in effect through 2030 unless additional Congressional action is taken. These reductions have been temporarily suspended from May 1, 2020 through December 31, 2021 by COVID-19 relief legislation. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-

of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers also have been delayed until January 1, 2023n. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty(60) days after publication of that regulation in the Federal Register. In addition, based on a recent executive order, the Biden administration expressed its intent to pursue policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

If we or potential future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could result in significant penalties and affect our ability to develop, market and sell our products and may harm our reputation.

Healthcare providers and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our research as well as market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

◾	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act (discussed below);
◾	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
◾	HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
◾	HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates and their covered subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
◾	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
◾	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, reporting on payments and other transfers of value in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives will also be required; and
◾	analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including criminal, administrative, and significant civil monetary penalties, damages, fines, individual imprisonment, disgorgement, contractual damages, reputational harm, exclusion from participation in government healthcare programs, integrity obligations, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, additional reporting requirements and oversight if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its product. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the U.S. can differ significantly from payor to payor. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Further, coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their Class A common stock at or above the initial public offering price. The market price for our Class A common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q titled ‘‘Risk Factors’’ and the following:

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

Based on the beneficial ownership of our capital stock as of June 30, 2021, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

						X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________________________________________

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

ATRECA, INC.

Date:	August 11, 2021	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2021	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)