Form 10-Q
period 2021-09-30
Atreca, Inc.
filed 2021-11-02
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 30,435,167 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Atreca, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$113,189	$60,789
Investments	39,697	179,296
Prepaid expenses and other current assets	9,180	9,037
Total current assets	162,066	249,122
Property and equipment, net	44,291	19,831
Long-term investments	10,824	—
Deposits and other	3,080	3,111
Total assets	$220,261	$272,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,238	$5,216
Accrued expenses	9,286	10,302
Other current liabilities	1,631	1,900
Total current liabilities	16,155	17,418
Capital lease obligations, net of current portion	—	4
Deferred rent	28,677	12,585
Total liabilities	44,832	30,007
Commitment and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both September 30, 2021 and December 31, 2020; 30,249,727 and 30,089,162 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both September 30, 2021 and December 31, 2020; 6,715,441 shares issued and outstanding as of both September 30, 2021 and December 31, 2020	1	1
Additional paid-in capital	505,680	492,436
Accumulated other comprehensive income (loss)	(6)	58
Accumulated deficit	(330,249)	(250,441)
Total stockholders’ equity	175,429	242,057
Total liabilities and stockholders’ equity	$220,261	$272,064

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Expenses
Research and development	$18,721	$16,808	$56,145	$45,198
General and administrative	8,796	6,614	24,648	20,195
Total expenses	27,517	23,422	80,793	65,393
Interest and other income (expense)
Other income	158	353	851	987
Interest income	36	142	183	1,082
Interest expense	(1)	(1)	(3)	(3)
Loss on disposal of property and equipment	(34)	—	(45)	—
Loss before income tax expense	(27,358)	(22,928)	(79,807)	(63,327)
Income tax expense	—	(1)	(1)	(1)
Net loss	$(27,358)	$(22,929)	$(79,808)	$(63,328)
Net loss per share, basic and diluted	$(0.74)	$(0.66)	$(2.16)	$(2.09)
Weighted-average shares used in computing net loss per share, basic and diluted	36,918,255	34,723,888	36,884,665	30,313,047

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(27,358)	$(22,929)	$(79,808)	$(63,328)
Other comprehensive income (loss):
Unrealized gain(loss) on available-for-sale debt securities	(22)	(99)	(64)	101
Comprehensive loss	$(27,380)	$(23,028)	$(79,872)	$(63,227)

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended September 30, 2020	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2020	28,192,733	$3	$358,401	$216	$(204,505)	$154,115
Issuance of common stock upon public offering, net	8,423,375	1	126,054	—	—	126,055
Issuance of common stock upon exercise of options	37,133	—	172	—	—	172
Issuance of common stock under the Employee Stock Purchase Plan	39,608	—	479	—	—	479
Stock-based compensation	—	—	3,487	—	—	3,487
Unrealized loss on available-for-sale debt securities	—	—	—	(99)	—	(99)
Net loss	—	—	—		(22,929)	(22,929)
Balances at September 30, 2020	36,692,849	$4	$488,593	$117	$(227,434)	$261,280

				Accumulated
			Additional	Other		Total
Three Months Ended September 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2021	36,894,414	$4	$501,474	$16	$(302,891)	$198,603
Issuance of common stock under the Employee Stock Purchase Plan	70,754	—	353	—	—	353
Stock-based compensation	—	—	3,853	—	—	3,853
Unrealized loss on available-for-sale debt securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,358)	(27,358)
Balances at September 30, 2021	36,965,168	$4	$505,680	$(6)	$(330,249)	$175,429

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Nine Months Ended September 30, 2020	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon public offering, net	8,423,375	1	126,054	—	—	126,055
Issuance of common stock upon exercise of options	223,143	—	1,131	—	—	1,131
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	76,164	—	1,012	—	—	1,012
Stock-based compensation	—	—	9,353	—	—	9,353
Unrealized gain on available-for-sale debt securities	—	—	—	101	—	101
Net loss	—	—	—	—	(63,328)	(63,328)
Balances at September 30, 2020	36,692,849	$4	$488,593	$117	$(227,434)	$261,280

				Accumulated
			Additional	Other		Total
Nine Months Ended September 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock upon exercise of options	46,793	—	272	—	—	272
Issuance of common stock under the Employee Stock Purchase Plan	113,772	—	837	—	—	837
Stock-based compensation	—	—	12,135	—	—	12,135
Unrealized loss on available-for-sale debt securities	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(79,808)	(79,808)
Balances at September 30, 2021	36,965,168	$4	$505,680	$(6)	$(330,249)	$175,429

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(79,808)	$(63,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,184	1,805
Loss on disposal of property and equipment	45	—
Stock-based compensation	12,135	9,353
Amortization (accretion) of investments	1,311	(63)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(307)	(1,170)
Accounts payable	(358)	38
Accrued expenses	3,128	(93)
Other current liabilities	(1,111)	932
Deferred rent	16,967	3,952
Net cash used in operating activities	(44,814)	(48,574)
Cash Flows from Investing Activities
Purchase of property and equipment	(31,453)	(3,726)
Purchase of investments	(30,529)	(163,881)
Proceeds from maturities of investments	157,929	63,110
Change in deposits	—	127
Net cash provided by (used in) investing activities	95,947	(104,370)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	837	1,012
Proceeds from exercise of stock options	272	1,131
Proceeds from public offering, net	—	126,688
Principal payments on capital lease obligations	(36)	(35)
Payments of initial offering costs	—	(364)
Net cash provided by financing activities	1,073	128,432
Net change in cash, cash equivalents and restricted cash	52,206	(24,512)
Cash, cash equivalents and restricted cash, beginning of period	62,441	159,236
Cash, cash equivalents and restricted cash, end of period	$114,647	$134,724

See accompanying notes to the unaudited condensed consolidated financial statements.

Atreca, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3	$3
Cash paid for income taxes	$1	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs related to public offering included in accounts payable and accrued liabilities	$—	$269
Vesting of early exercised common stock options	$—	$4
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,548	$91

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the condensed consolidated financial statements and accompanying notes. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates. Key estimates in the condensed consolidated financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, fair value of warrants issued to purchasers of shares of common stock and fair value of options granted under the Company's stock option plan.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the three months and nine months ended September 30, 2021 and 2020. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three-month and nine-months periods are also unaudited. The condensed results of operations for the three months and nine months ended

September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of Accounting Standard Codification (“ASC”) 808, Collaboration Agreements. As of September 30, 2021, the Company had $1,000 of net payable under the research cost-sharing provision recorded in accrued expenses on the accompanying balance sheet.

The Company evaluated the Xencor Agreement under the provisions of Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, “ASC 606”) and ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. The Company concluded that Xencor, Inc. is not a customer as there are no distinct units of account that are reflective of a vendor-customer relationship or exchange of consideration for the research activities.

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of $0 and $13,000 are included in prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020, respectively. In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and the Company fully recognized the amount as other income over the service period of 18 months. Contract liabilities of $0 and $0.8 million related to the agreement are included in other current liabilities as of September 30, 2021 and December 31, 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.5 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively. This amount is included in deposits and other in the accompanying condensed consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$113,189	$60,789
Restricted cash	1,458	1,652
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$114,647	$62,441

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

Risks and Uncertainties

The Company is subject to a number of risks associated with companies at a similar stage, including COVID-19, dependence on key individuals, competition from similar services and larger companies, volatility of the industry, ability to obtain regulatory clearance, ability to obtain adequate financing to support growth, the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company and general economic conditions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at two financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at September 30, 2021 and December 31,

2020. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the underlying shares at the date of grant. The Company accounts for stock option grants using the fair value method. The fair value of options is calculated using the Black-Scholes option pricing model. For restricted stock units, fair value is based on the closing price of the Company’s Class A common stock on the grant date. Stock-based compensation is recognized as the underlying options vest using the straight-line attribution approach, and forfeitures are recorded as they occur.

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

3.           Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates their carrying value represented in the balance sheet. The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$108,046	$—	$—	$108,046
Certificates of deposit	1,670	—	—	1,670
Corporate debt securities	—	6,118	—	6,118
U.S. Treasury securities	42,733	—	—	42,733
Total	$152,449	$6,118	$—	$158,567

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$57,951	$—	$—	$57,951
U.S. Agency Bonds	—	10,706	—	10,706
Certificates of deposit	941	—	—	941
Corporate debt securities	—	16,667	—	16,667
U.S. Treasury securities	150,982	—	—	150,982
Total	$209,874	$27,373	$—	$237,247

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of September 30, 2021 and December 31, 2020, gross unrealized gains and unrealized losses for cash equivalents and investments were not material, and the remaining contractual maturity of all marketable securities was less than two years.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
September 30, 2021	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$113,189	$—	$—	$113,189	$113,189	$—	$—
U.S. Treasury securities	42,739	—	(6)	42,733	—	32,644	10,089
Corporate debt securities	6,118	—	—	6,118	—	6,118	—
Certificates of deposit	1,669	1	—	1,670	—	935	735
Total	$163,715	$1	$(6)	$163,710	$113,189	$39,697	$10,824

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2020	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$60,789	$—	$—	$60,789	$60,789	$—	$—
U.S. Treasury securities	150,929	53	—	150,982	—	150,982	—
Corporate debt securities	16,668	—	(1)	16,667	—	16,667	—
U.S. Agency bonds	10,704	2	—	10,706	—	10,706	—
Certificates of deposit	937	4	—	941	—	941	—
Total	$240,027	$59	$(1)	$240,085	$60,789	$179,296	$—

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$2,307	$1,453
Vendor prepayments and deposits	3,092	1,557
Prepaid rent	807	1,397
Tenant improvement receivables	2,589	3,732
Non-trade receivables	48	336
Interest receivable and other current assets	337	562
Total prepaid expenses and other current assets	$9,180	$9,037

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$13,090	$11,287
Furniture and fixtures	1,968	242
Computer hardware and software	1,423	919
Leasehold improvements	37,841	667
Construction in process	—	14,379
	54,322	27,494
Less accumulated depreciation and amortization	(10,031)	(7,663)
Total property and equipment, net	$44,291	$19,831

Depreciation expense was $1.4 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.

The net book value of property and equipment under capital leases was $15,000 and $49,000 at September 30, 2021 and December 31, 2020, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Compensation and related benefits	$3,876	$4,954
Accrued construction costs	11	4,145
Professional fees	357	82
Contract research fees	3,440	809
Accrued cease-use liabilities	1,285	—
Other	317	312
Total accrued expenses	$9,286	$10,302

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $1.9 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively, and $8.2 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

The Company vacated its former office space in September 2021, prior to the expiration of the lease in March 2022. The remaining rent payable, deferred rent and associated prepaid rent for the former office space were expensed in full on September 30, 2021 and resulted in a charge of $1.5 million, recorded as a general and administrative operating expense in the Company’s unaudited condensed consolidated statement of operations. As of September 30, 2021, there was an associated cease-use liability of $1.3 million, which the Company expects to be settled by March 2022.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at September 30, 2021 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2021 (remaining 3 months)	$13	$2,408
2022	4	7,944
2023	—	7,644
2024	—	7,855
2025	—	8,072
Thereafter	—	66,453
Total minimum lease payments	17	$100,376
Less: amount representing interest	—
Present value of capital lease obligation	17
Less: current portion	(17)
Non-current portion	$—

Litigation

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

9.           Capital Stock

Class A and Class B Common Stock

On June 2, 2019 the board of directors of the Company authorized the issuance of 650,000,000 shares of Class A common stock, $0.0001 par value per share, 50,000,000 shares of Class B common stock, $0.0001 par value per share and 300,000,000 shares of preferred stock, $0.0001 par value per share, upon the filing of the Company’s Amended and Restated Certificate of Incorporation in connection with the reverse stock split. Each holder of Class A common stock is entitled to one vote and each holder of Class B common stock is not entitled to vote except as may be required by law and shall not be entitled to vote on the election of directors at any time.

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2021, no ATM Shares have been sold under the Sales Agreement.

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

Stock Options

Stock option activity under the 2019 Plan and the Company’s 2010 Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2020	4,812,223	$13.33	8.2	$21,493
Granted	1,829,770	13.29
Exercised	(46,793)	5.82
Cancelled	(580,209)	15.12
Balances, September 30, 2021	6,014,991	$13.20	8.0	$1,377
Vested and expected to vest at September 30, 2021	6,014,991	$13.20	8.0	$1,377
Exercisable at September 30, 2021	3,144,958	$11.40	7.3	$1,376
Vested at September 30, 2021	3,011,904	$11.68	7.4	$1,233

The weighted-average grant date fair value of options granted to employees and non-employees in the nine months ended September 30, 2021 and 2020 was $9.85 and $13.55, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life (in years)	6.01	6.01	5.97	5.85
Volatility	90.0%	88.5%	91.4%	85.6%
Risk-free interest rate	1.0%	0.4%	0.6%	1.1%

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

Restricted Stock Units

The 2019 Plan provides for the issuance of RSU to employees, directors and consultants. RSUs vest over a period of two years with 50% vesting on the one year anniversary of the award and the remainder vesting on the two year anniversary of the award.

The following table summarizes RSU activity for the nine months ended September 30, 2021:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2020	—	$—
RSUs Granted	884,820	6.15
RSUs Vested	—	—
RSUs Cancelled	(3,330)	6.15
Unvested Balances, September 30, 2021	881,490	$6.15

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the three months ended September 30, 2021 and 2020, the expense related to the ESPP was $204,000 and $194,000, respectively. During the nine months ended September 30, 2021 and 2020, the expense related to the ESPP was $608,000 and $525,000, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	91.1 - 98.5%	103.4 - 114.6%	91.1 - 107.6%	91.4 - 114.6%
Risk-free interest rate	0.1 - 0.2%	0.1%	0.1 - 0.2%	0.1 - 1.1%

The Company recognized $3.9 million and $3.5 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $12.1 million and $9.4 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the nine months ended September 30, 2021 and 2020, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,946	$1,628	$6,080	$4,490
General and administrative	1,907	1,859	6,055	4,863
	$3,853	$3,487	$12,135	$9,353

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of September 30, 2021.

Unrecognized compensation expense as of September 30, 2021 totaled $30.0 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.5 years and $5.3 million related to non-vested RSUs with a remaining weighted-average requisite service period of 1.9 years.

11.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.1 million for the three months ended September 30, 2021, and $0.6 million for the nine months ended September 30, 2021.

12.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock options	6,014,991	4,920,857	6,014,991	4,920,857
Unvested restricted stock units	881,490	—	881,490	—
Common stock warrants	49,997	49,997	49,997	49,997
	6,946,478	4,970,854	6,946,478	4,970,854

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

14.          Related Party Transactions

The Company recorded other income of $0 and $2,000 for the three months ended September 30, 2021 and 2020, respectively, and $1,000 and $187,000 for the nine months ended September 30, 2021 and 2020, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder at September 30, 2021 and December 31, 2020 of $0 and $13,000, respectively.

The Company recorded expense of $0.3 million during both the three months ended September 30, 2021 and 2020, and $1.0 million during both the nine months ended September 30, 2021 and 2020, related to intellectual property and other legal services performed by a related party. The Company owed $91,000 and $69,000 to the related party at September 30, 2021 and December 31, 2020, respectively.

The Company recorded expense of $0.2 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively, related to legal services performed by a related party. The Company owed $248,000 and $250,000 to the related party at September 30, 2021 and December 31, 2020, respectively.

The Company recorded research and development expense of $63,000 and $61,000 during the three months ended September 30, 2021 and 2020, respectively, and $188,000 during both the nine months ended September 30, 2021 and 2020, under consulting agreements with a member of the Company’s board of directors. The Company owed $74,000 to the member of the Company’s board of directors as of both September 30, 2021 and December 31, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of immuno-oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored immuno-oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is an antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 has demonstrated robust anti-tumor activity as a single agent in multiple preclinical syngeneic tumor models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. Further, ATRC-101 has been shown to react in vitro with a majority of human ovarian, non-small cell lung, colorectal breast cancers and acral melanoma samples from multiple patients. We initiated a Phase 1b first-in-human study of ATRC-101 in participants with select solid tumors cancers in February 2020. Clinical trials to evaluate ATRC-101 in combination with a PD-1 inhibitor and in combination with chemotherapy are planned, as well as in monotherapy dose expansion cohorts in the ongoing Phase 1b trial. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of "hit" antibodies that bind preferentially to tumor tissue across patients. To that end, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody "weaponization" technologies.

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

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $27.4 million and $22.9 million for the three months ended September 30, 2021 and 2020, respectively, and $79.8 million and $63.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $330.3 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of September 30, 2021, we had cash, cash equivalents and investments of $163.7 million. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of September 30, 2021, should enable us to fund our operations for at least the next 12 months, assuming our programs and collaborations advance as currently contemplated.

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

Impact of COVID-19

In March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. In response to COVID-19, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. Following guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020 and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. In July 2021, additional personnel resumed working on site, but the majority of our personnel are still working remotely. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. In addition, in our clinical trial for ATRC-101, we experienced delays due to COVID-19 in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients during the second and third quarters of fiscal 2020, although we have not experienced enrollment delays since that time. The financial results for the three months ended September 30, 2021 reflect a decrease in overall operating expenses as a result of these impacted activities.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of September 30, 2021, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	September 30,		Change
	2021	2020	$	%

	(in thousands)
Operating expenses:
Research and development	$18,721	$16,808	$1,913	11%
General and administrative	8,796	6,614	2,182	33%
Total operating expenses	27,517	23,422	4,095	17%
Operating Loss	(27,517)	(23,422)	(4,095)	17%
Other income (expense), net:
Other income	158	353	(195)	(55)%
Interest income	36	142	(106)	(75)%
Interest expense	(1)	(1)	—	—%
Loss on disposal of property and equipment	(34)	—	(34)	*
Total other income, net	159	494	(335)	(68)%
Income tax expense	—	(1)	1	*
Net Loss	$(27,358)	$(22,929)	$(4,429)	19%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$7,561	$6,713
Product and other contract services	3,613	3,433
Laboratory supplies and equipment	2,871	2,255
Consulting, legal and other services	970	1,168
Facility related	2,560	2,720
Other	1,146	519
Total research and development expenses	$18,721	$16,808

Research and development expenses increased by $1.9 million, or 11%, during the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to higher personnel-related expenses of $0.8 million as a result of additional employee headcount, a $0.6 million increase in other expenses due to higher leasehold improvement amortization expense and increased software subscriptions and a $0.6 million increase in laboratory supplies and equipment for increased research and development activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$4,097	$3,877
Consulting, legal and other services	651	498
Facility related	763	911
Other	3,285	1,328
Total general and administrative expenses	$8,796	$6,614

General and administrative expenses increased by $2.2 million, or 33%, during the three months ended September 30, 2021 compared to the same period in 2020. The increase consists of a $0.2 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount and a $2.0 million increase in other expenses due mainly to a $0.2 million increase in amortization expenses attributable to the San Carlos lease and a $1.5 million cease-use expense as a result of vacating the South San Francisco office space.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.2 million during the three months ended September 30, 2021 compared to the same period in 2020 due to the completion of services provided to a third party partner.

Interest Income

Interest income decreased to $36,000 during the three months ended September 30, 2021 as compared to $142,000 during the three months ended September 30, 2020 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the three months ended September 30, 2021 and 2020 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations during the respective periods:

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%

	(in thousands)
Operating expenses:
Research and development	$56,145	$45,198	$10,947	24%
General and administrative	24,648	20,195	4,453	22%
Total operating expenses	80,793	65,393	15,400	24%
Operating Loss	(80,793)	(65,393)	(15,400)	24%
Other income (expense), net:
Other income	851	987	(136)	(14)%
Interest income	183	1,082	(899)	(83)%
Interest expense	(3)	(3)	—	—%
Loss on disposal of property and equipment	(45)	—	(45)	*
Total other income, net	986	2,066	(1,080)	(52)%
Income tax expense	(1)	(1)	—	*
Net Loss	$(79,808)	$(63,328)	$(16,480)	26%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$23,603	$19,323
Product and other contract services	10,039	8,592
Laboratory supplies and equipment	7,618	5,750
Consulting, legal and other services	2,980	3,044
Facility related	9,240	6,855
Other	2,665	1,634
Total research and development expenses	$56,145	$45,198

Research and development expenses increased by $10.9 million, or 24%, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to higher personnel-related expenses of $4.3 million as a result of additional employee headcount, a $2.4 million increase in facility expenses due to the construction of certain tenant improvements for the Company’s headquarters, a $1.4 million increase in product and other consulting services due to continued clinical trial and discovery activities, a $1.9 million increase in laboratory supplies and equipment for increased research and development activities and a $1.0 million increase in other expenses due to higher leasehold improvement amortization expense and increased software subscriptions.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$12,859	$11,002
Consulting, legal and other services	2,548	2,922
Facility related	2,893	2,311
Other	6,348	3,960
Total general and administrative expenses	$24,648	$20,195

General and administrative expenses increased by $4.5 million, or 22%, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase consists of a $1.9 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount, a $0.6 million increase in facility expenses due to the construction of certain tenant improvements for the Company’s headquarters, and a $2.4 million increase in other expenses due mainly to an increase in amortization expenses attributable to the San Carlos lease and a $1.5 million cease-use expense as a result of vacating the South San Francisco office space.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.1 million during the nine months ended September 30, 2021 compared to the same period in 2020 due to the completion of the services provided to a third party partner.

Interest Income

Interest income decreased to $0.2 million during the nine months ended September 30, 2021 as compared to $1.1 million during the nine months ended September 30, 2020 due primarily to a significant decrease in market interest rates on fixed income and money market securities.

Interest Expense

Interest expense during the nine months ended September 30, 2021 and 2020 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and investments totaling $163.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities, commercial paper and corporate debt securities.

Due to our significant research and development expenditures, we have generated significant operating losses since inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock.

In July 2020, we issued and sold 7,642,125 shares of our Class A common stock, and 781,250 shares of our Class B common stock at an offering price of $16.00 per share. The net proceeds to us from this offering was $126.1 million after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $0.6 million. As of September 30, 2021, we had an accumulated deficit of $330.3 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(44,814)	$(48,574)
Cash provided by (used in) investing activities	95,947	(104,370)
Cash provided by financing activities	1,073	128,432
Net increase (decrease) in cash and cash equivalents and restricted cash	$52,206	$(24,512)

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities was $44.8 million, which consisted of a net loss of $79.8 million, partially offset by $16.7 million in non-cash charges and a net change of $18.3 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $3.2 million and stock-based compensation of $12.1 million. The change in operating assets and liabilities was primarily due to a $17.0 million increase in deferred rent because of increased lease incentive obligations and a $3.1 million increase in accrued expenses attributable to the accrual of the Company’s cease use liabilities and a higher contract manufacturing accrual. These activities were partially offset by a $1.1 million decrease in other current liabilities attributable to a decrease in contract liabilities from our completion of services provided to an external partner.

For the nine months ended September 30, 2020, cash used in operating activities was $48.6 million, which consisted of a net loss of $63.3 million, partially offset by $11.1 million in non-cash charges and a net change of $3.7 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $1.8 million and stock-based compensation of $9.4 million. The change in operating assets and liabilities was primarily due to an increase in other current liabilities of $0.9 million, resulting from an increase in contract manufacturing liabilities, and a $4.0 million increase in deferred rent primarily due to increases in lease incentive obligations and deferred rent, which was partially offset by a $1.2 million increase in prepaid expenses and other current assets attributable to an increase in prepaid insurance.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, cash provided by investing activities of $95.9 million was primarily related to $127.4 million in net proceeds from maturities of investments, partially offset by $31.5 million in purchases of property and equipment, primarily related to leasehold improvements for the San Carlos Lease.

For the nine months ended September 30, 2020, cash used in investing activities of $104.4 million was primarily related to $100.8 million in net purchases of investments attributable to the proceeds from the common stock offering in July 2020.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, cash provided by financing activities was $1.1 million, which primarily related to $0.8 million and $0.3 million of proceeds from our 2019 Employee Stock Purchase Plan (“ESPP”) and employee stock option exercises, respectively.

For the nine months ended September 30, 2020, cash provided by financing activities was $128.4 million, which primarily related to $126.7 million proceeds from the common stock offering, net of underwriting discounts and commissions, and $1.0 million and $1.1 million proceeds from our ESPP and employee stock option exercises, respectively, partially offset by $0.4 million of payments from the common stock offering.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(in thousands)
Contractual obligations:
Operating lease obligations	$8,475	$15,395	$16,257	$60,249	$100,376
Capital lease obligations	17	—	—	—	17
Total contractual obligations	$8,492	$15,395	$16,257	$60,249	$100,393

The operating lease obligations noted above represent operating lease obligations related to our currently occupied premises in San Carlos, California, which we took possession of in August 2020 for the construction of certain tenant improvements prior to our rent commencement. These leases expire at various dates through April 2033.

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

In addition, we enter into contracts in the normal course of business with contract research organizations for preclinical and clinical studies as well as with contract development and manufacturing organizations for the manufacture of materials for those studies. These agreements generally provide for termination at the request of either party with less than one-year notice and are, therefore, cancelable contracts and not reflected in the table above.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $163.7 million and $240.1 million as of September 30, 2021 and December 31, 2020, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2020 Form 10-K, are set forth below and are unchanged substantively as of September 30, 2021, except for those risks designated by an asterisk (*).

Risk Factor Summary

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:*

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	ATRC-101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC-101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	COVID-19 could adversely impact our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates.
●	Our approach to developing and identifying our antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the FDA through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2021, and December 31, 2020, we had accumulated deficits of $330.3 million and $250.4 million, respectively. For the quarters ended September 30, 2021 and 2020, our net losses were $27.4 million and $22.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

As of September 30, 2021, we had $163.7 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of September 30, 2021 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.*

We currently rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our product candidates for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers may represent our sole source of supplies of preclinical and future clinical development materials, including our source for the manufacture of ATRC 101. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and any future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us becomes interrupted for any reason. We may not have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement vendors, if required, may not be accomplished quickly. Any delays, whether due to COVID-19 or otherwise, resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

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

As of September 30, 2021, we had 137 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Further, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. In addition, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future, including congressional legislation to modify or replace the ACA or elements of the ACA. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, certain recent initiatives have stalled. For example, the implementation of a new regulation removing safe harbor protection for certain price reductions from pharmaceutical manufacturers to plan sponsors under Part D has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. Other regulations, such as the new safe harbor for price reductions reflected at the point-

of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers also have been delayed until January 1, 2023n. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. In addition, based on a recent executive order, the Biden administration expressed its intent to pursue policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Based on the beneficial ownership of our capital stock as of September 30, 2021, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

Pursuant to our 2019 Plan, our management is authorized to grant stock options and other stock-based awards, including RSUs, to our employees, directors and consultants. Initially, the aggregate number of shares of our Class A common stock that may be issued pursuant to stock awards under our 2019 Plan is 6,141,842 shares. Additionally, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

ATRECA, INC.

Date:	November 2 2021	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2021	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)