Form 10-K
period 2021-12-31
Atreca, Inc.
filed 2022-03-03
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Select Global Market on June 30, 2021 (the last business day of the registrant’s second fiscal quarter), was approximately $198.4 million. Shares of Class A common stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2022, the registrant had 31,043,356 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders, or the 2022 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2021, or Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

◾	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and IND and other regulatory submissions;
◾	our expectations regarding the activity of ATRC-101 or potential future product candidates when administered in a human subject;
◾	our expectations and beliefs regarding the market for cancer therapies and development of the immuno-oncology industry;
◾	our ability to identify and develop product candidates for treatment of additional disease indications;
◾	our or a potential future collaborator's ability to obtain and maintain regulatory approval of any of our current or potential future product candidates;
◾	the rate and degree of market acceptance of any approved product candidates;
◾	the implementation of our business model and strategic plans for our business, technologies, and current or potential future product candidates;
◾	our or any potential future collaborator's ability to obtain and maintain intellectual property protection for our discovery platform and current or potential future product candidates and our ability to operate our business without infringing the intellectual property rights of others; and
◾	other factors discussed elsewhere in this Form 10-K.

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

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	ATRC-101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC-101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	The COVID-19 pandemic continues to impact our business, and could have a material adverse impact on our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates.
●	Our approach to developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we intend to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the FDA through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive accelerated approval from the

FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based therapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with a PD-1 checkpoint inhibitor. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of "hit" antibodies that bind preferentially to tumor tissue across patients. To that end, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody "weaponization" technologies.

Although existing cancer therapies, including the evolving class of cancer immunotherapeutics, have advanced significantly over recent years, cancer remains the second leading cause of death in the United States. To address this unmet need, we pursue an open-aperture approach, which relies on the human immune system to direct us to antibody-target pairs, the antibodies of which are generated in patients who have adaptive immune system responses against their tumor tissue.

Our Strategy

Our goal is to become a leading biopharmaceutical company by utilizing our differentiated platform to discover and develop antibody-based therapeutics against novel targets. In pursuit of that strategy, we intend to:

◾	Rapidly advance our lead product candidate, ATRC-101, through clinical trials in multiple types of solid tumors. ATRC-101 is the first candidate identified using our discovery platform that has advanced into a clinical trial. ATRC-101 displays broad reactivity across a variety of human solid tumor samples and has demonstrated potent single-agent anti-tumor activity in preclinical models via a unique mechanism of action, which we term Driver Antigen Engagement. In February 2020, we commenced clinical studies to evaluate ATRC-101 in a monotherapy setting and in September 2021 we opened a new cohort to evaluate ATRC-101 in combination with a PD-1 checkpoint inhibitor. We may also evaluate this candidate in combination with other agents in one or more solid tumors in the future.
◾	Continue efforts to develop a pipeline of antibody-based product candidates for oncology. While our only product candidate that is currently in clinical development is ATRC-101, we have utilized our differentiated drug discovery approach to identify over 2,000 distinct human antibodies targeting human tumors that can potentially provide the basis for additional product candidates. Our ongoing efforts are focused on identifying, analyzing and refining antibodies to generate clinical candidates that take advantage of various mechanisms of action and novel targets. We engineer some of our antibodies into various drug formats, such as antibody-drug conjugates (ADCs) and T-cell engaging bispecific antibodies, to drive anti-

tumor activity. We intend to build out a proprietary pipeline of product candidates addressing large populations of patients across a range of solid tumors. We currently own worldwide rights to the oncology product candidates derived from our platform. Product candidates developed pursuant to activities undertaken with our collaborators may be subject to certain collaborator rights.
◾	Selectively enter into collaborations to enhance and expand our product pipeline as well as our drug development capabilities. We believe that the single agent anti-tumor activity of many of the antibodies discovered using our platform could be enhanced by incorporating potential collaborator technologies. We intend to continue to selectively form collaborations with partners to gain access to complementary technologies and expertise in order to develop product candidates with increased potential for anti-tumor activity.
◾	Continue to invest in our discovery platform to further enhance our ability to identify novel antibodies and to generate clinical candidates from our growing hit library. A key pillar of our discovery platform is our proprietary sample repository, which includes over 1,800 blood-derived samples sourced from over 500 patients representing over 30 different types of solid tumors. We plan to expand the scope of our repository and enhance other portions of our platform in order to maintain our leadership position in the discovery of novel targets in non-autologous tumor tissue and antibodies that bind to them. We also plan to continue to enhance our capabilities to translate these proprietary findings into product candidates such as through further expansion of our target identification capabilities.
◾	Continue to expand our intellectual property portfolio to further protect our discovery platform and the novel product candidates it may generate. The intellectual property surrounding our platform consists of patents and patent applications, trade secrets and know-how, and we plan to expand our intellectual property as we continue to develop our platform. We also intend to protect our product candidates by pursuing composition-of-matter and method-of-use patents typical for antibody-based therapeutics. Furthermore, as our platform identifies novel antibody-target pairs in which a human antibody may bind to a previously underappreciated target in a useful manner, we plan to pursue additional intellectual property supporting our candidates deriving from their interactions with targets.

The Atreca Drug Discovery Platform

We believe we may be able to address certain key limitations of the current oncology drug discovery paradigm by focusing on the common phenomenon driving clinical responses in cancer immunotherapy—an active human anti-tumor immune response. Our platform allows us to interrogate an active B cell response within an individual cancer patient to identify novel and relevant antibodies and their targets, which may enable us to develop antibody-based product candidates to treat large populations of patients with solid tumors. We believe that the significant time and capital invested in developing, refining and applying our differentiated discovery platform have provided us with significant first-mover advantages and created barriers to entry.

For example, establishing our non-interventional clinical studies to obtain patient samples, enabling longitudinal analyses, required approximately 1 to 2 years per study. We have built our bioinformatics expertise in assembling and analyzing our antibodies over nine years of operations. Our hit antibody generation process has been enhanced to deliver hits at a high rate, has already generated over 2,000 hit antibodies and is supported by a growing intellectual property portfolio. Additionally, our investments of capital and time to build industrialized wet-lab and supporting bioinformatics capacity across our platform, including the time required to identify and hire very qualified personnel, were substantial.

Our discovery process begins by gathering blood samples, mostly through company-sponsored non-interventional clinical studies, from cancer patients before, during and after they undergo treatment, which can induce an active anti-tumor immune response. Through this process, we have built a broad repository of over 1,800 samples from over 500 donors, representing over 30 different solid tumor types . We then examine these samples for rare antibody-producing B cells called plasmablasts that are normally elevated during an active immune response. We believe that these human immune responses, which often occur over an extended period of time, generate antibodies accessible with our platform that would be difficult to obtain through shorter term, non-human immunization or in vitro strategies.

From the plasmablasts in a particular sample, we then employ a multi-step process to generate a potential product candidate. We start by isolating single plasmablasts and determining the sequences of the co-expressed antibody genes using our proprietary Immune Repertoire Capture® technology. We analyze these sequences to select antibodies, which we synthesize as recombinant proteins. We then test these antibodies to identify those that bind to tumor tissue from patients who are not the source of the antibody, referred to as non-autologous tumor tissue, preferentially over normal tissue. We then analyze these "hit" antibodies using a number of in vitro and in vivo assays, and often make structural changes to generate leads. A select number of these leads are refined further using protein engineering to enhance their drug-like properties as we identify and characterize their targets in parallel prior to initiating preclinical development and IND-enabling studies.

Key Attributes of Our Discovery Platform

We take an "open-aperture" approach to drug discovery, in which we are not limited by preconceptions of what constitutes a viable antibody or target. We instead allow the human immune system to direct our efforts. We believe this approach provides us access to a broad underexploited antibody and drug target space. Our approach may lead us to antibodies that are unlikely to have arisen via more traditional approaches with targets or epitopes that otherwise may not have been discoverable. We believe our approach and discovery platform provide us with the ability to:

◾	Generate antibodies made by the human immune system.
◾	Deliver potentially useful antibodies at a high rate and in a scalable fashion.
◾	Access a potentially large and underexploited tumor target space.
◾	Identify antibodies useful for targeting tumor tissue and their targets.
◾	Generate candidates that attack tumor tissue.
◾	Develop potential treatments for large populations of patients across multiple tumor types.

Pipeline Programs

ATRC-101

ATRC-101 is a monoclonal antibody derived from an antibody identified using our discovery platform in the active immune response of a patient. We believe that ATRC-101 may have broad potential as an immunotherapeutic agent in a range of solid tumors. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has also demonstrated robust anti-tumor activity as a single agent in multiple preclinical syngeneic tumor models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. ATRC-101 has also demonstrated preclinical activity in combination with other immunotherapeutics, including PD-1 checkpoint inhibitors, and we have demonstrated that certain chemotherapeutic agents can drive expression of the target of ATRC-101 in a variety of solid tumors. Both the mechanism of action of ATRC-101, which we refer to as Driver Antigen Engagement, and its target appear unlike those of other anti-tumor antibodies that have been or are currently in clinical development. In histology studies, we did not observe binding above background levels across a range of normal human tissues. Additionally, in repeat-dose safety studies in both mice and non-human primates, we did not observe a safety signal. We have identified the target of ATRC-101 as a ribonucleoprotein (RNP) complex, containing RNA and a number of RNA binding proteins, to which ATRC-101 binds via a tumor-specific epitope.

We believe the mechanism of action of ATRC-101 involves systemic delivery of an agent targeting a ribonucleoprotein (RNP), which causes remodeling of the tumor microenvironment and the destruction of tumor cells via activating first the innate immune system, which then leads to an adaptive immune response that targets tumor tissue. While we believe that this mechanism is novel for a candidate therapeutic in oncology, the mechanism is known to drive immune responses in humans in autoimmune and infectious disease. With our knowledge of the target of ATRC-101, we believe other targets may exist that are capable of driving such activity when bound by an antibody.

We launched an open-label dose escalation monotherapy trial in patients with solid tumors in early 2020 and advanced into monotherapy expansion cohorts in 2021 based on the activity and safety profile we observed in the dose escalation portion of the study. We also opened a new cohort in late 2021 to evaluate ATRC-101 in combination with a

PD-1 checkpoint inhibitor and we may explore ATRC-101 in combination with other agents as well, including with potentially select chemotherapeutics. ATRC-101 demonstrates the ability of our platform to generate antibody candidates with novel targets and mechanisms of action.

We own worldwide rights to ATRC-101. We have filed multiple U.S. provisional patent applications relating to ATRC-101 and its variants. In February 2020, we filed a nonprovisional patent application in the U.S., an international patent application under the Patent Cooperation Treaty, and a patent application in Taiwan, each relating to ATRC-101 and its variants.

APN-122597

APN-122597 is an antibody we identified using our platform that binds to EphA2, a receptor tyrosine kinase (RTK) validated as a known tumor target that is overexpressed in tumor tissue in multiple cancers, but with no approved therapies targeting it. Multiple Fv sequences have been engineered from APN-122597 that possess decreased developability risk and demonstrate a range of potencies. The novel, extracellular epitope of our anti-EphA2 antibodies is conformational and membrane proximal, with residues that are conserved across human and toxicology species. Our anti-EphA2 antibodies have displayed very limited reactivity in normal tissue cross-reactivity studies, and they display reactivity on tumor tissue that is differentiated from that of clinical candidates developed in the past by others. We have demonstrated potent in vitro and in vivo activities for our antibodies engineered in multiple weaponized formats.

ATRC-501/MAM01

ATRC-501 is an engineered version of an antibody that we discovered using our platform that targets the circumsporozoite protein of Plasmodium falciparum, the protozoan that causes the deadliest form of malaria. We have entered into a licensing agreement with the Bill & Melinda Gates Medical Research Institute for the development and commercialization of MAM01/ATRC-501 for the prevention of malaria. Under the agreement, Gates MRI will lead the development of MAM01/ATRC-501 and receive commercial rights in GAVI, the Vaccine Alliance ("GAVI"), eligible countries located in malaria-endemic regions of the world, while Atreca will retain commercial rights in the U.S., Europe and parts of Asia. Potential product development opportunities for Atreca include developing MAM01/ATRC-501 for prevention of malaria for those traveling to regions where the infection may be circulating.

Weaponization Approaches

The adaptive immune response against tumor tissue in a patient, from which our platform identifies hit antibodies, generates antibodies that often recognize tumor tissue, but not necessarily those, delivered as a monoclonal, that can cause potent tumor cell killing via binding of these “naked” antibodies to their targets. In order to drive tumor cell killing using tumor-targeting antibodies, such antibodies can be “weaponized” to include additional protein domains or small molecules that engage both immunotherapeutic and other mechanisms. Two such weaponization approaches that we are pursuing are building T cell engagers and antibody-drug conjugates (ADCs).

T cell engagers

Our hit antibodies are defined by their ability to react with non-autologous tumor tissue preferentially over normal adjacent tissue. In principle, therefore, their Fv regions can be used to direct cells of the immune system, such as T cells, to tumor cells. Furthermore, if the T cells can be activated when they are brought to the tumor cell, then tumor cell killing can occur. This "T cell engagement" is a well-validated approach utilized in both approved and clinical stage products. In this approach, tumor-targeting domains derived from antibodies are linked to protein domains that typically bind to a particular protein (e.g., CD3 or CD137/4-1BB) on the surface of T cells, both bringing the T cell to the tumor cell while simultaneously activating it. These antibody-derived biologics are sometimes termed "bispecific", in that they are capable of binding to two different targets: the tumor target and the T cell target.

We are pursuing the discovery and development of bispecifics using our proprietary collection of novel tumor-targeting antibodies. To screen for the potential utility of an antibody-target pair, we first use antibody sequence information to create a bispecific T cell engager in one or more formats. We then test this bispecific for activity in vitro in industry-standard assays for T cell dependent cellular cytotoxicity (TDCC). In these assays, primary human T cells isolated from a patient blood sample are co-incubated with tumor cells. The bispecific, in which the antibody-derived portion from our hit library is known to interact with the tumor cell, is added into the assay, and tumor cell killing is assessed over time. In this assay, a number of our hit antibodies converted into bispecifics display significant tumor cell killing activity.

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

Antibody-drug conjugates

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

We are pursuing partnerships to access technologies and know-how to discover and develop product candidates with an ADC mechanism of action based on novel antibody-target pairs discovered using our platform. To this end, we are currently working with an undisclosed partner under a Material Transfer Agreement (MTA).

Manufacturing

We use a third-party manufacturer to produce our antibodies and reagents for use in preclinical assessment of product candidates. We do not have, and we do not currently plan to acquire or develop, the infrastructure, facilities or capabilities to manufacture current Good Manufacturing Practices, or cGMP, bulk drug substance or filled drug product for use in human clinical trials. We intend to continue to utilize third-party manufacturers such as contract development manufacturing organizations, or CDMOs, to produce, test and release cGMP bulk drug substance and drug product for our planned clinical trials. We expect to continue to rely on such third parties to manufacture clinical trial material for the foreseeable future. We currently have a service agreement with a CDMO to develop and manufacture material in support of our Phase 1b clinical studies, and engaged with additional CDMOs as potential suppliers to ensure sufficient clinical material for our existing trials and provides a path to generate the required manufacturing information that is part of a BLA and initial commercial supplies.

Our current and expected future contractual CDMOs have a long, successful track record of manufacturing products for other companies under cGMP compliance and have previously been inspected by regulatory authorities for compliance with cGMP standards.

Competition

We are aware of a number of companies that are developing antibodies for the treatment of cancer. Many of these companies are well-capitalized and, in contrast to us, have significant clinical, regulatory, and commercial experience, and may include our potential future partners. In addition, these companies compete with us in recruiting scientific and managerial talent. Our success will partially depend on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to antibodies that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the antibodies we develop are or become available.

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

As of February 15, 2022, we own:

◾	Issued patents in the U.S., China, Japan, Singapore, and Australia and pending patent applications in the PCT (Patent Cooperation Treaty), U.S. and in multiple foreign countries relating to our platform-related technology;
◾	Pending patent applications in the PCT, U.S. and in multiple foreign countries relating to ATRC-101 and related variants;
◾	Pending patent applications in the U.S. and Europe relating to our anti-malarial therapeutic antibodies;
◾	Pending PCT and provisional U.S. patent applications relating to our SARS-CoV-2 therapeutic antibodies;
◾	Pending provisional U.S. applications related to our pipeline therapeutic candidates.

As of February 15, 2022, we exclusively license from Stanford University relating to our platform-related technology:

◾	Pending patent applications in the U.S. and in multiple foreign countries; and
◾	Issued patents in the U.S, Europe, Japan, South Korea, Australia, Mexico, New Zealand, Russia, Hong Kong, South Africa, Israel, and Canada.

As of February 15, 2022, we co-own:

◾	Pending U.S and European patent applications with collaborators relating to anti-HIV antibodies; and
◾	Issued U.S. patent and pending European patent application with a collaborator relating to anti-malarial antibodies.

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

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

◾	Phase 1. The biological product being studied in oncology indications, the investigational product is initially introduced into patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, to identify possible side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
◾	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
◾	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These randomized clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for approval and physician labeling.

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

Further, pursuant to the federal Physician Payments Sunshine Act, created as part of the ACA, certain manufacturers of prescription drugs are required to collect and report annually to the Centers for Medicare & Medicaid Services, or CMS, information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties.

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

There have been executive and Congressional efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for obtaining health insurance coverage through the ACA marketplace, and instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. The ACA may be subject to additional judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, in September 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for products in the United States can differ significantly from payor to payor. In order to secure coverage and reimbursement for any biological product that is approved for sale, a biopharmaceutical manufacturer may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product. A payor's decision to provide coverage for a drug or biological product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development. . Similar challenges to obtaining coverage and reimbursement for our product candidates, if approved, will apply to our companion diagnostics.

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

Human Capital Resources

We believe our culture and commitment to our employees provides unique value to our company and our stockholders. We foster a collaborative, healthy, safe, and inclusive workplace for our employees. As of December 31, 2021, we had 134 full-time employees, 98 of whom were primarily engaged in research and development activities and 42 of whom had an M.D. or Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Health and Wellness

We are committed to the health, safety, and wellness of our employees. We offer a comprehensive compensation and benefits program aimed at the health, work/life balance, and financial needs of our employees, including market-competitive pay, broad-based stock grants and bonuses, healthcare benefits, retirement savings plans, including a 401k matching contribution, paid time off and paid family leave, flexible work schedules, on-site health and fitness centers, free preventative care including flu vaccinations, and an Employee Assistance Program and other mental health services. We also sponsor a wellness program designed to enhance physical, financial, and mental wellbeing for all our employees.

COVID-19 Response

In response to the ongoing COVID-19 pandemic, we quickly implemented and maintained health and safety standards and protocols for our onsite employees and enhanced our employee benefit programs. The majority of our non-laboratory employees have been working remotely since March 2020. We expanded our ergonomic assessment program to support the safety and comfort of our remote workforce. Our onsite employees are provided with daily personal protective equipment, enhanced cleaning supplies, and are required to adhere to our COVID-19 safety protocols as recommended by federal, state and local guidance, including wearing masks at all times on site, social distancing, limiting density, taking temperatures, and reporting and documenting exposures. In addition, we have covered the cost of all COVID-19 testing for onsite employees, enhanced our mental health offerings, supported dynamic work schedules for working parents, sponsored productivity and school age parenting workshops, and bolstered ability to use individual sick time.

Corporate Information

Our principal executive offices are located at 835 Industrial Road Suite 400, San Carlos, CA 94070. Our telephone number is (650) 595-2595. Our website address is www.atreca.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

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

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2021, and December 31, 2020, we had accumulated deficits of $359.8 million and $250.4 million, respectively. For the years ended December 31, 2021 and 2020, our net losses were $109.3 million and $86.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

We may not have the financial resources to continue development of, or to enter into new collaborations for, ATRC-101 or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, ATRC-101 or any potential future product candidate, such as:

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

As a result of the ongoing COVID-19 pandemic, we have experienced, and may experience in the future, disruptions or delays in our clinical trial for ATRC-101. These disruptions or delays may affect, among other things, enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if COVID-19 containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data. For example, we experienced delays in initiating sites, achieving patient compliance with study-related procedures, and enrolling and treating patients. We have worked, and continue to work, closely with our current and potential clinical trial sites to mitigate any disruptions or delays. However, COVID-19 may continue to impact our clinical trial activities for ATRC-101, but at this time we cannot predict the full extent of this impact.

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

The COVID-19 pandemic continues to impact our business, and could have a material adverse impact on our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.

The COVID-19 pandemic continues to impact our business, and could have a material adverse impact on our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. Following COVID-19 guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020 and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. In July 2021, additional personnel resumed working on site, but the majority of our personnel are still working remotely. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. We do not know if, or when, we may have to close our laboratories and office locations again. COVID-19 could have a material adverse impact on our business and our operations, including:

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

In our clinical trial for ATRC-101, we experienced delays in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients in the second and third quarters of 2020 due to COVID-19, and we experienced delays in enrolling and treating patients at a few sites in 2021 due to COVID-19 infections and staff shortages. COVID-19 may continue to impact our clinical trial activities for ATRC-101, but we cannot predict the full extent of this impact at this time.

The spread of COVID-19, which has caused a broad impact globally, may materially impact us economically. While the extent of the global economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has significantly increased economic uncertainty and has resulted in, and may continue to result in, significant disruption of, and volatility in, global financial markets, which could reduce our ability to access capital and negatively affect our liquidity or could result in a recession or market correction, which could materially adversely affect our business, operations, and the value of our common stock.

COVID-19 continues to evolve rapidly, and multiple variants of the virus that causes COVID-19 are circulating globally. We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease. Given these uncertainties, we do not yet know the full extent of the potential impacts on our business, our clinical and regulatory activities, healthcare systems, or the global economy. As a result, COVID-19 could materially adversely affect our business, financial condition, results of operations, growth prospects, and our ability to execute on our business strategies in the future and potentially disrupt the business of third parties with whom we do business, including our existing and potential future collaborators, any of which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.

As one of the elements of our clinical development approach, we may seek to develop lab-based tests to screen and identify subsets of patients who are more likely to benefit from our product candidates, more commonly referred to as companion diagnostics. To achieve this, we may seek to develop and commercialize such companion diagnostics ourselves or through third-party collaborators. For example, for ATRC-101, we are developing a diagnostic to select participants based on target expression. Companion diagnostics are generally developed in conjunction with clinical programs for the associated product and can be helpful in enrolling patients in clinical studies who are more likely to respond to the specific therapeutic being developed. The approval of a companion diagnostic as part of the product label could limit the use of the product candidate to those patients who are more likely to benefit from our product candidate.

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

As of December 31, 2021, we had $148.1 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of December 31, 2021 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have primarily financed our operations through the sale of equity securities and payments and other income received under discovery services agreements not related to our primary business. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. For example, as a result of the ongoing COVID-19 pandemic or political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, in particular, the current conflict in Ukraine, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our current and potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our current and potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

In our clinical trial for ATRC-101, we experienced delays in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients in the second and third quarters of 2020 due to COVID-19, and we experienced delays in enrolling and treating patients at a few sites in 2021 due to COVID-19 infections and staff shortages. We are working closely with our current and potential clinical trial sites to mitigate any potential disruptions and delays. However, COVID-19 may continue to impact our ability to initiate additional clinical trial sites quickly, and may lead to significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

As of December 31, 2021, we had 134 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

As we conduct clinical trials of ATRC-101 or potential future product candidates, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of antibody treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, California enacted the California Consumer Privacy Act (CCPA), which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

If we or our licensors were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or our technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, claiming patent-ineligible subject matter, lack of novelty, indefiniteness, lack of written description, non-

enablement, anticipation or obviousness. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome of such invalidity and unenforceability claims is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we or our licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection for one or more of our product candidates or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our product candidates and technologies if competitors or third parties design around such product candidates and technologies without legally infringing, misappropriating or violating our owned or in-licensed patents or other intellectual property rights.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Further, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. In addition, in January 2021, President Biden issued an executive order that initiated a special enrollment period for obtaining health insurance coverage through the ACA marketplace, and instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. The ACA may be subject to additional judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

Healthcare providers and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our research as well as market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

◾	the federal Anti-Kickback Statute, which prohibits, among other things, a person or entity from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease order, arranging for or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a violation of the Anti-Kickback Statute can form the basis for a violation of the federal False Claims Act (discussed below);
◾	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
◾	HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
◾	HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates and their covered subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
◾	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
◾	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
◾	analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing

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

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Similar challenges to obtaining coverage and reimbursement for to our product candidates, once approved, will apply to our companion diagnostics.

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

Our Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-

money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

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

Our stock price is likely to be volatile. As a result of this volatility, investors may not be able to sell their Class A common stock at or above the initial public offering price. The market price for our Class A common stock has been, and may continue to be, impacted by many factors, including the other risks described in this section of this Form 10-K titled ‘‘Risk Factors’’ and the following:

◾	our ability to advance ATRC-101 or potential future product candidates through preclinical studies and clinical trials;
◾	results of preclinical studies and clinical trials of ATRC-101 or potential future product candidates, or those of our competitors or potential future partners;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
◾	the success of competitive products or technologies;
◾	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
◾	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
◾	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
◾	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
◾	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
◾	our ability or inability to raise additional capital and the terms on which we raise it;
◾	the recruitment or departure of key personnel;
◾	changes in the structure of healthcare payment systems;
◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	announcement and expectation of additional financing efforts;
◾	speculation in the press or investment community;
◾	trading volume of our Class A common stock;
◾	sales of our Class A common stock by us or our stockholders;
◾	the concentrated ownership of our Class A common stock;
◾	changes in accounting principles;
◾	political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, in particular, the current conflict in Ukraine, terrorist activity and other security concerns in general;
◾	natural disasters and other calamities, including global health epidemics or other contagious diseases; and
◾	general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have recently experienced, and may continue to experience, extreme volatility as a result of, among other reasons, the ongoing COVID-19 pandemic, related government and economic reactions, and other clinical and regulatory factors. Further, a significant downturn in the economy in general, or the markets for pharmaceutical, biopharmaceutical and biotechnology in particular, could negatively impact our strategic plans for our business, technologies, current or potential future product candidates, and our growth prospects. Such volatility has often been, and may in the future be, unrelated to our operating performance. These broad market and industry factors have adversely impacted, and may continue to adversely impact, the market price of our Class A common stock, regardless of our operating performance.

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

Based on the beneficial ownership of our capital stock as of December 31, 2021, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2019 Equity Incentive Plan, or the 2019 Plan, our management is authorized to grant stock options and other stock-based awards, including RSUs, to our employees, directors and consultants. Initially, the aggregate number of shares of our Class A common stock that may be issued pursuant to stock awards under our 2019 Plan is 6,141,842 shares. Additionally, the number of shares of our Class A common stock reserved for issuance under our 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are currently located at 835 Industrial Road, Suite 400, San Carlos, California, 94070, where the Company leases approximately 99,557 square feet of office and lab space.

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

Holders of Record

As of March 1, 2022, there were 54 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $1.89 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 1, 2022, there were 2 stockholders of record of our Class B common stock.

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

Item 6. [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based therapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored oncology targets provides us with a significant competitive advantage over traditional approaches which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody. Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with a PD-1 checkpoint inhibitor. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of "hit" antibodies that bind preferentially to tumor tissue across patients. To that end, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody "weaponization" technologies.

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

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $109.3 million and $86.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $359.8 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of December 31, 2021, we had cash, cash equivalents and investments of $148.1 million. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2021, should enable us to fund our operations for at least the next 12 months, assuming our programs and collaborations advance as currently contemplated.

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

Impact of COVID-19

In response to the COVID-19 pandemic, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. Following guidance from federal, state and local authorities, we transitioned to a fully remote working environment in March 2020 and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. In July 2021, a limited number of additional personnel resumed working on site for a portion of the year, but the majority of our personnel are still working remotely. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. In addition, in our clinical trial for ATRC-101, we experienced delays in initiating sites, achieving patient compliance with study-related procedures, and enrolling patients in the second and third quarters of 2020 due to COVID-19, and we experienced delays in enrolling and treating patients at a few sites in 2021 due to COVID-19 infections and staff shortages.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of December 31, 2021, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part I, Item 1A. “Risk Factors” in this Form 10-K. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

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

Interest and Other Income (Expense)

Other income (expense) includes other income which represents amounts received from partners for research and discovery services, interest income earned on our cash, cash equivalents and investments, interest expense and gains or losses on the periodic disposals of property and equipment.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations during the respective periods:

	Year Ended
	December 31,		Change
	2021	2020	$	%

	(in thousands)
Operating expenses:
Research and development	$78,349	$62,045	$16,304	26%
General and administrative	31,954	26,834	5,120	19%
Total operating expenses	110,303	88,879	21,424	24%
Operating Loss	(110,303)	(88,879)	(21,424)	24%
Other income (expense), net:
Other income	851	1,353	(502)	(37)%
Interest income	207	1,218	(1,011)	(83)%
Interest expense	(3)	(4)	1	(25)%
Loss on disposal of property and equipment	(77)	(22)	(55)	*
Total other income, net	978	2,545	(1,567)	(62)%
Income tax expense	(1)	(1)	—	*
Net Loss	$(109,326)	$(86,335)	$(22,991)	27%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$31,670	$25,926
Product and other contract services	16,502	11,404
Laboratory supplies and equipment	11,334	8,603
Consulting, legal and other services	3,885	3,975
Facility related	11,179	9,921
Other	3,779	2,216
Total research and development expenses	$78,349	$62,045

Research and development expenses increased by $16.3 million, or 26%, during the year ended December 31, 2021 compared to the same period in 2020. The increase was primarily attributable to higher personnel-related expenses of $5.7 million as a result of additional employee headcount, a $1.3 million increase in facility expenses due to the construction of certain tenant improvements for the Company’s headquarters, a $5.1 million increase in product and other consulting services due to continued clinical trial and discovery activities, a $2.7 million increase in laboratory supplies and equipment for increased research and development activities and a $1.6 million increase in other expenses due to higher leasehold improvement amortization expense and increased software subscriptions.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Personnel related (including stock‑based compensation)	$17,135	$14,722
Consulting, legal and other services	3,219	3,507
Facility related	3,509	3,304
Other	8,091	5,301
Total general and administrative expenses	$31,954	$26,834

General and administrative expenses increased by $5.1 million, or 19%, during the year ended December 31, 2021 compared to the same period in 2020. The increase consists of a $2.4 million increase in personnel-related expenses, including stock-based compensation, as a result of additional employee headcount, a $0.2 million increase in facility expenses due to the construction of certain tenant improvements for the Company’s headquarters, and a $2.8 million increase in other expenses due mainly to an increase in amortization expenses attributable to the San Carlos lease and a $1.5 million cease-use expense as a result of vacating the South San Francisco office space.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.5 million during the year ended December 31, 2021 compared to the same period in 2020 due to the completion of the services provided to a third party partner.

Interest Income

Interest income decreased to $0.2 million during the year ended December 31, 2021 compared to $1.2 million during the year ended December 31, 2020 due primarily to a significant decrease in market interest rates on fixed income and money market securities and decrease in the investment balance.

Interest Expense

Interest expense during the years ended December 31, 2021 and 2020 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of December 31, 2021, we had cash, cash equivalents and investments totaling $148.1 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities and corporate debt securities.

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

In August 2020, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as our sales agent and/or principal, shares of the our Class A common stock, having an aggregate offering price of up to $100.0 million. As of December 31, 2021, we issued and sold 793,361 shares of our Class A common stock have been sold under the Sales Agreement. The net proceeds from the sales was $4.4 million after deducting underwriting fee of $0.1 million and issuance costs of $0.3 million. As of December 31, 2021, we had an accumulated deficit of $359.8 million.

Our management evaluates whether there are relevant conditions and events that in the aggregate raise substantial doubt about our ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued. We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating and capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and marketable securities, our Sales Agreement, and access to other private and public financing sources. The adequacy of our available funds and our ability to raise any necessary additional capital to meet longer-term operating and capital requirements will depend on many factors, including successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. As a result, we believe we may be unable to meet longer-term expected future cash requirements and obligations and we are likely to seek additional private and public financing.

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

Material Cash Requirements

We expect our net losses to increase substantially as we continue clinical development of our lead product candidate, ATRC 101. We have used substantial funds to develop our discovery platform and ATRC 101 and we will continue to require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of ATRC 101 and additional potential future product candidates, to seek regulatory approvals for ATRC 101 and potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we expect to continue to incur additional costs associated with operating as a public company. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts.

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

	(in thousands)
Contractual obligations:
Operating lease obligations	$7,937	$15,445	$16,314	$57,985	$97,681
Capital lease obligations	4	—	—	—	4
Total contractual obligations	$7,941	$15,445	$16,314	$57,985	$97,685

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Cash used in operating activities	$(60,920)	$(66,671)
Cash provided by (used in) investing activities	89,237	(158,995)
Cash provided by financing activities	5,446	128,871
Net increase (decrease) in cash and cash equivalents and restricted cash	$33,763	$(96,795)

Cash Flows from Operating Activities

For the year ended December 31, 2021, cash used in operating activities was $60.9 million, which consisted of a net loss of $109.3 million, partially offset by $23.0 million in non-cash charges and a net change of $25.4 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $4.6 million and stock-based compensation of $16.9 million. The change in operating assets and liabilities was primarily due to a $16.7 million increase in deferred rent because of increased lease incentive obligations and a $5.4 million increase in accrued expenses attributable to the accrual of the Company’s cease use liabilities and a higher contract manufacturing accrual, a $3.0 million decrease in prepaid expenses and other current assets attributable to decrease in tenant improvement receivable from the Company’s leasehold improvement construction for San Carlos location and a $1.3 million increase in account payables mainly due to increase in payable balance for contractual manufacturers. These activities were partially offset by a $0.9 million decrease in other current liabilities attributable to a decrease in contract liabilities from our completion of services provided to an external partner.

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

Cash Flows from Investing Activities

For the year ended December 31, 2021, cash provided by investing activities of $89.2 million was primarily related to $124.3 million in net proceeds from maturities of investments, partially offset by $35.1 million in purchases of property and equipment, primarily related to leasehold improvements for the San Carlos Lease.

For the year ended December 31, 2020, cash used in investing activities of $159.0 million was primarily related to $154.1 million in net purchases of investments attributable to the proceeds from the common stock offering in July 2020 and $5.0 million in purchases of property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2021, cash provided by financing activities was $5.4 million, which primarily related to $4.4 million proceeds from the common stock sales related to the ATM program, net of underwriting discounts and commissions, $0.8 million and $0.3 million of proceeds from our 2019 Employee Stock Purchase Plan (“ESPP”) and employee stock option exercises, respectively.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

◾	Expected Term. The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards, as we do not have sufficient exercise history to determine a better estimate of expected term.
◾	Expected Volatility. Since we have been privately held and do not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.
◾	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
◾	Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Atreca, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Atreca, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on February 26, 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

San Francisco, California

March 3, 2022

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Atreca, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Atreca, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ OUM & CO. LLP

We have served as the Company's auditor since 2017.

San Francisco, California

February 26, 2021

PCAOB ID Number 252

Atreca, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$94,746	$60,789
Investments	22,287	179,296
Prepaid expenses and other current assets	5,337	9,037
Total current assets	122,370	249,122
Property and equipment, net	43,015	19,831
Long-term investments	31,042	—
Deposits and other	3,630	3,111
Total assets	$200,057	$272,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,352	$5,216
Accrued expenses	11,555	10,302
Other current liabilities	1,992	1,900
Total current liabilities	16,899	17,418
Capital lease obligations, net of current portion	—	4
Deferred rent	28,229	12,585
Total liabilities	45,128	30,007
Commitment and contingencies (Note 8)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both December 31, 2021 and December 31, 2020; 31,043,356 and 30,089,162 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both December 31, 2021 and December 31, 2020; 6,715,441 shares issued and outstanding as of both December 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	514,794	492,436
Accumulated other comprehensive income (loss)	(102)	58
Accumulated deficit	(359,767)	(250,441)
Total stockholders’ equity	154,929	242,057
Total liabilities and stockholders’ equity	$200,057	$272,064

See accompanying notes to consolidated financial statements.

Atreca, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020

Expenses
Research and development	$78,349	$62,045
General and administrative	31,954	26,834
Total expenses	110,303	88,879
Interest and other income (expense)
Other income	851	1,353
Interest income	207	1,218
Interest expense	(3)	(4)
Loss on disposal of property and equipment	(77)	(22)
Loss before income tax expense	(109,325)	(86,334)
Income tax expense	(1)	(1)
Net loss	$(109,326)	$(86,335)
Net loss per share, basic and diluted	$(2.95)	$(2.70)
Weighted-average shares used in computing net loss per share, basic and diluted	37,038,195	31,924,473

See accompanying notes to consolidated financial statements.

Atreca, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020

Net loss	$(109,326)	$(86,335)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	(160)	42
Comprehensive loss	$(109,486)	$(86,293)

See accompanying notes to consolidated financial statements.

Atreca, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
Year Ended December 31, 2020	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	27,970,167	$3	$351,039	$16	$(164,106)	$186,952
Issuance of common stock upon public offering, net	8,423,375	1	126,053	—	—	126,054
Issuance of common stock upon exercise of options	334,897	—	1,852	—	—	1,852
Vesting of early exercised stock options	—	—	4	—	—	4
Issuance of common stock under the Employee Stock Purchase Plan	76,164	—	1,012	—	—	1,012
Stock-based compensation	—	—	12,476	—	—	12,476
Unrealized gain on available-for-sale debt securities	—	—	—	42	—	42
Net loss	—	—	—	—	(86,335)	(86,335)
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057

				Accumulated
			Additional	Other		Total
Year Ended December 31, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	793,361	—	4,372	—	—	4,372
Issuance of common stock upon exercise of options	47,061	—	273	—	—	273
Issuance of common stock under the Employee Stock Purchase Plan	113,772	—	837	—	—	837
Stock-based compensation	—	—	16,876	—	—	16,876
Unrealized loss on available-for-sale debt securities	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(109,326)	(109,326)
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929

See accompanying notes to consolidated financial statements.

Atreca, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(109,326)	$(86,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,550	2,377
Loss on disposal of property and equipment	77	22
Stock-based compensation	16,876	12,476
Amortization (accretion) of investments	1,480	304
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,987	(5,377)
Accounts payable	1,267	(74)
Accrued expenses	5,388	752
Other current liabilities	(910)	829
Deferred rent	16,691	8,355
Net cash used in operating activities	(60,920)	(66,671)
Cash Flows from Investing Activities
Purchase of property and equipment	(35,090)	(5,026)
Purchase of investments	(53,803)	(249,850)
Proceeds from maturities of investments	178,130	95,754
Change in deposits	—	127
Net cash provided by (used in) investing activities	89,237	(158,995)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	837	1,012
Proceeds from exercise of stock options	273	1,852
Proceeds from public offering, net	—	126,687
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	4,385	—
Principal payments on capital lease obligations	(49)	(47)
Payments of initial offering costs	—	(633)
Net cash provided by financing activities	5,446	128,871
Net change in cash, cash equivalents and restricted cash	33,763	(96,795)
Cash, cash equivalents and restricted cash, beginning of period	62,441	159,236
Cash, cash equivalents and restricted cash, end of period	$96,204	$62,441

See accompanying notes to consolidated financial statements.

Atreca, Inc.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3	$4
Cash paid for income taxes	$1	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs related to "at-the-market" offering included in accounts payable	$13	$—
Vesting of early exercised common stock options	$—	$4
Purchases of property and equipment included in accounts payable and accrued liabilities	$33	$7,312
Tenant improvement paid directly by landlord	$—	$4,121

See accompanying notes to consolidated financial statements.

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company generally allocates the transaction price to distinct performance obligations at their stand-alone selling prices, determined by their estimated costs plus some margin. Performance obligations are generally delivered over time and recognized based upon observable inputs as the related research services are performed, which are recorded as research and development expenses. Amounts due under service agreements are generally billed monthly as services are delivered and do not generally result in contract liabilities or assets. Receivables under service agreements of zero and $13,000 are included in prepaid expenses and other current assets as of December 31, 2021 and 2020, respectively. In February 2020, the Company entered into an agreement with an external partner for a research project to identify the antigenic targets of select antibodies discovered by the Company with potential utility in oncology. The nonrefundable upfront payment from this agreement was classified as a contract liability and will be recognized as other income over the expected service period of 18 months. Contract liabilities of zero and $0.8 million related to the agreement are included in other current liabilities, as of December 31, 2021 and 2020, respectively.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had $25,000 and $128,000 of receivable under the research cost-sharing provision recorded in prepaid and other current assets on the accompanying balance sheet as of December 31, 2021 and December 31, 2020, respectively.

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

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintained restricted cash of $1.5 million and $1.7 million as of December 31, 2021 and 2020, respectively. These amounts as of December 31, 2021 and 2020 are included in deposits and other in the accompanying consolidated balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$94,746	$60,789
Restricted cash	1,458	1,652
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$96,204	$62,441

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

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at December 31, 2021, and 2020. Additionally, cash and cash equivalents and investments are maintained at a brokerage firm for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Accounting for Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not recorded any impairment of long-lived assets in 2021 or 2020.

Intellectual Property

The legal and professional costs incurred by the Company to maintain its patent rights have been expensed as part of research and development costs since inception. As of December 31, 2021, and 2020, the Company has determined that these expenses have not met the criteria to be capitalized. Intellectual property-related expenses for the years ended December 31, 2021 and 2020 were both $1.2 million.

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

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

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

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company's stock options and common stock warrants. No shares related to the common stock equivalents were included in the diluted net loss calculation for the years ended December 31, 2021 or 2020 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were also excluded from the diluted net loss calculation for the years ended December 31, 2021 and 2020 because such shares are anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“Topic 740”): which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The new guidance, effective January 1, 2021, did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016 02 and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, and ASU 2019-01 (collectively, “Topic 842”), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company will adopt the new lease accounting standard on January 1, 2022, using the prospective transition method. In preparation for the adoption of the standard, the Company is in the process of implementing key systems, processes, and internal controls to enable the preparation of financial information. The Company expects the adoption of this standard will have a material impact on the consolidated balance sheets, with the recognition of right-of-use assets and corresponding lease liabilities based on the present value of future minimum lease payments of approximately $96.6 million, and the derecognition of approximately $10.9 million of deferred rent balance and $19.1 million tenant improvement incentive balance as of December 31, 2021. The Company expects that the overall recognition of expense will be similar to current guidance, but that there will be a significant change in the balance sheet due to the recognition of right-of-use assets and the corresponding lease liabilities. The Company will adopt the transitional provisions allowed under ASU 2018-11 and as such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASU 2016-02.

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

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$90,251	$—	$—	$90,251
Certificates of deposit	1,672	—	—	1,672
Corporate debt securities	—	6,089	—	6,089
U.S. Treasury securities	45,568	—	—	45,568
Total	$137,491	$6,089	$—	$143,580

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$57,951	$—	$—	$57,951
U.S. Agency Bonds	—	10,706	—	10,706
Certificates of deposit	941	—	—	941
Corporate debt securities	—	16,667	—	16,667
U.S. Treasury securities	150,982	—	—	150,982
Total	$209,874	$27,373	$—	$237,247

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of December 31, 2021 and 2020, gross unrealized gains and unrealized losses for cash equivalents and investments were not material, and the remaining contractual maturity of all marketable securities was less than two years.

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2021	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$94,746	$—	$—	$94,746	$94,746	$—	$—
Available-for-sale:
U.S. Treasury securities	45,665	—	(97)	45,568	—	15,014	30,554
Corporate debt securities	6,093	—	(4)	6,089	—	6,089	—
Certificates of deposit	1,673	—	(1)	1,672	—	1,184	488
Total	$148,177	$—	$(102)	$148,075	$94,746	$22,287	$31,042

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2020	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$60,789	$—	$—	$60,789	$60,789	$—	$—
Available-for-sale:
U.S. Treasury securities	150,929	53	—	150,982	—	150,982	—
Corporate debt securities	16,668	—	(1)	16,667	—	16,667	—
U.S. Agency bonds	10,704	2	—	10,706	—	10,706	—
Certificates of deposit	937	4	—	941	—	941	—
Total	$240,027	$59	$(1)	$240,085	$60,789	$179,296	$—

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid insurance	$1,531	$1,453
Vendor prepayments and deposits	2,681	1,557
Prepaid rent	807	1,397
Tenant improvement receivables	—	3,732
Non-trade receivables	—	336
Interest receivables and other current assets	318	562
Total prepaid expenses and other current assets	$5,337	$9,037

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory equipment	$13,128	$11,287
Furniture and fixtures	1,897	242
Computer hardware and software	1,433	919
Leasehold improvements	37,871	667
Construction in process	—	14,379
	54,329	27,494
Less accumulated depreciation and amortization	(11,314)	(7,663)
Total property and equipment, net	$43,015	$19,831

Depreciation and amortization expense was $4.5 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. The net book value of property and equipment under capital leases was $4,000 and $49,000 at December 31, 2021 and 2020, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31	December 31,
	2021	2020
Compensation and related benefits	$4,866	$4,954
Accrued construction costs	20	4,145
Professional fees	189	82
Contract research fees	5,521	809
Accrued cease-use liabilities	475	—
Other	484	312
Total accrued expenses	$11,555	$10,302

8.           Commitments and Contingencies

Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The related rent expense is calculated on a straight-line basis with the difference recorded as deferred rent. Rent expense was $9.7 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively.

The Company leases certain property and equipment under capital leases. In 2017, the Company financed purchases of $226,000 under a capital lease agreement. Outstanding amounts under the capital lease agreements are generally secured by liens on the related property and equipment.

The Company vacated its former office space in September 2021, prior to the expiration of the lease in March 2022. The remaining rent payable, deferred rent and associated prepaid rent for the former office space were expensed in full in September 2021 and resulted in a charge of $1.5 million, recorded as a general and administrative operating

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense in the Company’s consolidated statement of operations. As of December 31, 2021, there was an associated cease-use liability of $0.5 million, which the Company expects to be settled by March 2022.

Future minimum lease payments under non-cancelable operating and capital lease agreements consisted of the following at December 31, 2021 (in thousands):

	Capital	Operating
	Leases	Leases
Years ending December 31:
2022	$4	$7,937
2023	—	7,617
2024	—	7,828
2025	—	8,045
2026	—	8,269
Thereafter	—	57,985
Total minimum lease payments	4	$97,681
Less: amount representing interest	—
Present value of capital lease obligation	4
Less: current portion	(4)
Non-current portion	$—

Litigation

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

9.           Capital Stock

Class A and Class B Common Stock and Preferred Stock

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

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of December 31, 2021, the Company issued and sold 793,361 shares of our Class A common stock. Net proceeds from the sales was $4.4 million after deducting underwriting fee of $0.1 million and issuance costs of $0.3 million.

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options

Stock option activity under the Plan is as follow (in thousands, except share and per share data and years):

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2019	3,742,144	$9.58	8.6	$22,910
Granted	1,498,850	21.08
Exercised	(334,897)	5.53
Cancelled	(93,874)	15.37
Balances, December 31, 2020	4,812,223	$13.33	8.2	$21,493
Granted	3,192,470	8.99
Exercised	(47,061)	5.81
Cancelled	(794,956)	15.06
Balances, December 31, 2021	7,162,676	$11.25	8.2	$21
Vested and expected to vest at December 31, 2021	7,162,676	$11.25	8.2	$21
Exercisable at December 31, 2021	3,373,279	$11.71	7.2	$21
Vested at December 31, 2021	3,301,413	$11.86	7.2	$21

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2021 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted-		Average
	Number of	Contractual	Average	Shares Subject	Exercise
	Stock Options	Life	Exercise Price	to Stock	Price per
Exercise Prices	Outstanding	(Years)	per Share	Options	Share
Up to $4.56	1,463,089	9.5	$3.28	137,186	$4.26
$4.57-$9.98	1,243,569	6.9	$5.81	1,000,142	$5.14
$9.99-$12.81	1,588,200	7.3	$11.49	1,096,389	$11.48
$12.82-$16.76	1,422,467	9.0	$14.13	381,161	$14.30
$16.77-$22.10	1,445,351	8.1	$20.92	758,401	$20.77
	7,162,676	8.2	$11.25	3,373,279	$11.71

The weighted-average grant date fair value of options granted to employees and non-employees in the years ended December 31, 2021 and 2020 was $6.66 and $13.46, respectively. The intrinsic value of options exercised for the years ended December 31, 2021 and 2020 was determined to be $0.5 million and $4.0 million, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Expected life (in years)	5.98	5.86
Volatility	90.3%	86.0%
Risk-free interest rate	0.9%	1.0%

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

The following table summarizes RSU activity for the year ended December 31, 2021:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2020	—	$—
RSUs Granted	884,820	6.15
RSUs Vested	—	—
RSUs Cancelled	(17,090)	6.15
Unvested Balances, December 31, 2021	867,730	$6.15

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, (“ESPP”), on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. The ESPP became effective on June 19, 2019. The Company’s board of directors authorized 283,333 shares of Class A common stock to be reserved for future issuance under the ESPP. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2020 through January 1, 2029, by the lesser of (1) 1% of the total number of shares of our Class A common stock outstanding on December 31 of the preceding calendar year, and (2) 416,666 shares; provided, that prior to the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). During the years ended December 31, 2021 and 2020, the expense related to the ESPP were both $0.8 million. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Year Ended December 31,
	2021	2020
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	91.1 - 107.6%	91.4 - 114.6%
Risk-free interest rate	0.1 - 0.2%	0.1 - 1.1%

The Company recognized $16.9 million and $12.5 million of stock-based compensation expense related to options and the ESPP granted to employees and non-employees for the years ended December 31, 2021 and 2020, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$8,571	$5,871
General and administrative	8,305	6,605
	$16,876	$12,476

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of December 31, 2021 and 2020.

Unrecognized compensation expense as of December 31, 2021, totaled $27.9 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.4 years and $4.5 million related to non-vested RSUs with a remaining weighted-average requisite service period of 1.7 years.

11.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.6 million for the year ended December 31, 2021.

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders for earnings per share, basic and diluted	$109,326	$86,335
Denominator:
Shares used to compute net loss per share, basic and diluted	37,038,195	31,924,473
Basic and diluted net loss attributable to common stockholders per share	$2.95	$2.70

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2021	2020
Common stock options	7,162,676	4,812,223
Unvested restricted stock units	867,730	—
Common stock warrants	49,997	49,997
	8,080,403	4,862,220

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.          Income Taxes

For the years ended December 31, 2021 and 2020, the Company recorded income tax provision related to state minimum taxes due. A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	December 31,
	2021	2020
Tax computed at federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.3%	(3.2)%
Other	(1.8)%	(1.7)%
Change in valuation allowance	(24.2)%	(18.9)%
Credits	2.7%	2.9%
Effective income tax rate	0.0%	0.0%

Deferred income taxes result from the tax effect of transactions that are recognized in different periods for financial statement and income tax reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$63,581	$45,791
Tax credits	15,684	10,577
Intangibles	1,211	1,308
Other	7,528	3,846
Total deferred tax assets	88,004	61,522
Deferred tax liabilities:
Fixed assets	121	136
Total deferred tax liabilities	121	136
Valuation allowance	(87,883)	(61,386)
Total	$—	$—

The Company uses the "more likely than not" criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and has reserved an unrecognized tax benefit of $5.0 million and $3.4 million as of December 31, 2021 and 2020, respectively.

The following table summarizes the changes in the Company’s unrecognized tax benefits during the periods presented (in thousands):

	As of December 31,
	2021	2020

Beginning of period	$3,378	$2,583
Current period tax position increases	1,806	1,198
Prior period tax position changes	(233)	(403)
End of period	4,951	3,378

The increase in the unrecognized tax benefit in 2021 is primarily additions based on tax positions related to 2021. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense. No amounts of

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest or penalties were recognized in the Company's consolidated financial statements for 2021 or 2020. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

The net increase in the valuation allowance was $26.5 million and $16.3 million in 2021 and 2020, respectively.

At December 31, 2021, the Company has federal and state net operating loss carryforwards of $46.5 million and $12.8 million, respectively, which begin to expire in 2030 and $248.3 million of federal net operating loss carryforwards which do not expire but are subject to the 80% taxable income limitation. Additionally, the Company had federal tax credits totaling $13.2 million and $8.9 million at December 31, 2021 and 2020, respectively, and state tax credits totaling $9.7 million and $6.5 million, at December 31, 2021 and 2020, respectively. The federal tax credits begin to expire in 2030. The state tax credits may be carried forward indefinitely.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions subject certain U.S. entities to current tax on GILTI earned by certain foreign subsidiaries. The Company has considered these new provisions as they are effective for tax years starting after December 31, 2017 and determined that none will likely apply for the years ended December 31, 2021 and 2020.

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

14.          Related Party Transactions

The Company recorded other income of $1,000 and $202,000 for the years ended December 31, 2021 and 2020, respectively, under service contracts with a stockholder. The Company had a receivable from the stockholder as of December 31, 2021 and 2020 of zero and $13,000, respectively.

The Company recorded expense of $1.3 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $203,000 and $69,000 to the related party for the years ended December 31, 2021 and 2020, respectively.

ATRECA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded expense of $0.7 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, related to legal services performed by a related party. The Company owed $86,000 and $250,000 to the related party at December 31, 2021 and 2020, respectively.

The Company recorded research and development expenses of $250,000 and $251,000 for the years ended December 31, 2021 and 2020, respectively, under consulting agreements with a member of the Company’s board of directors. The Company owed $74,000 to the member of the Company’s board of directors as of both December 31, 2021 and 2020.

15.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the consolidated financial statements through March 3, 2022, the date on which the consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (“Withum”), acquired certain assets of OUM & Co. LLP (“OUM”), the independent registered public accounting firm for Atreca, Inc. (the “Company”) (the “Transaction”). As a result of this Transaction, on July 15, 2021, OUM resigned as the Company’s independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum as the Company’s new independent registered public accounting firm, effective July 15, 2021.

Prior to the Transaction, the Company did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on the Company’s financial statements, and Withum did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

OUM’s Report of Independent Registered Public Accounting Firm (the “Audit Report”) on the Company’s financial statements for the fiscal year ended December 31, 2020 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2020, and during the interim period from the end of the most recently completed fiscal year through July 15, 2021, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM would have caused it to make reference to such disagreement in its reports. During the fiscal year ended December 31, 2020, and the subsequent interim period through July 15, 2021, there have been no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2021 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, and Financial Statement Schedules

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

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-231770	4.2	05/24/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1	333-231770	4.3	05/24/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

4.5	Description of Registrant’s Securities	10-K	001-38935	4.5	03/11/20

4.6	Form of Indenture	S-3	333-239652	4.6	07/02/20

10.1#	Atreca, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder.	S-1	333-231770	10.1	05/24/19

10.2#	Atreca, Inc. 2019 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-231770	10.2	06/10/19

10.3#	Atreca, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-231770	10.3	06/10/19

10.4#	Letter Agreement, dated as of November 7, 2019, by and between the Registrant and Susan Berland.	10-Q	001-38935	10.3	11/12/19

10.5#	Form of Indemnity Agreement entered into by and between the Registrant and each director and officer.	S-1	333-231770	10.4	05/24/19

10.6	Lease Agreement dated July 17, 2019, between the Registrant and ARE-EAST JAMIE COURT, LLC.	8-K	001-38935	10.18	07/23/19

10.7	Lease Agreement dated July 17, 2019, between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC.	8-K	001-38935	10.19	07/23/19

10.8	Registration Rights Agreement, dated as of March 11, 2020, by and among the Registrant, Baker Brothers Life Sciences L.P. and 667, L.P.	10-K	001-38935	10.10	03/11/20

10.9#	Atreca, Inc. Non-Employee Director Compensation Policy.	10-K	001-38935	10.10	03/11/20

10.10#	Atreca, Inc. Performance Bonus Plan	10-K	001-38935	10.10	03/11/20

10.11†	Nominating Agreement, dated as of September 5, 2018, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P.	S-1/A	333-231770	10.15	06/10/19

10.12	Sublease, dated as of March 22, 2016, by and between the Registrant and CardioDx, Inc.	S-1/A	333-231770	10.12	06/10/19

10.13	First Amendment to Sublease, dated as of August 25, 2017, by and between the Registrant and CardioDx, Inc.	S-1/A	333-231770	10.13	06/10/19

10.14†	Letter Agreement, dated as of August 21, 2015, by and between the Registrant and the Bill & Melinda Gates Foundation.	S-1/A	333-231770	10.14	06/10/19

10.15†	Exclusive (Equity) Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.16	06/10/19

10.16	Amendment to the Exclusive (Equity Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University)	S-1/A	333-231770	10.17	06/10/19

10.17†	Amendment No. 2 to Exclusive (Equity) Agreement, dated as of July 2, 2020, by and between the Registrant and the Board of Trustees of the Leland Stanford Junior University					X

10.18†	Collaboration and License Agreement, dated as of July 2, 2020, by and between the Registrant and Xencor, Inc.	10-Q	001-38935	10.1	08/12/20

10.19†	Class A Common Stock Sales Agreement, dated as of August 12, 2020, by and between the Registrant and Cowen and Company, LLC	10-Q	001-38935	10.2	08/12/20

10.20#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and John Orwin	10-Q	001-38935	10.3	11/12/20

10.21#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Herbert Cross	10-Q	001-38935	10.4	11/12/20

10.22#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Tito Serafini	10-Q	001-38935	10.5	11/12/20

10.23#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Lisa Lynn Decker	10-Q	001-38935	10.6	11/12/20

10.24#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Norman Greenberg	10-Q	001-38935	10.7	11/12/20

10.25#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Courtney Phillips	10-Q	001-38935	10.8	11/12/20

10.26#	Transition Separation and Consulting Agreement, dated March 31, 2021, between the Registrant and Norman Greenberg	10-Q	001-38935	10.8	05/12/21

10.27†	License Agreement, dated as of October 18, 2021, by and between the Registrant and the Bill & Melinda Gates Medical Research Institute					X

16.1	Letter from OUM & Co. LLP to the Securities and Exchange Commission	8-K	001-38935	16.1	7/20/21

21.1	Subsidiaries of the Registrant.	S-1	333-231770	21.1	05/24/19

23.1	Consent of WithumSmith+Brown PC, independent registered public accounting firm.					X

23.2	Consent of OUM & Co. LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included in signature pages).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

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

†Portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the Registrant treats as private and confidential.

*The certifications attached as Exhibit 32.1 accompany this Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Carlos, State of California.

ATRECA, INC.

Date:	March 3, 2022	By:	/s/ JOHN A. ORWIN
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

Signature	Title	Date

/s/ JOHN A. ORWIN	Director, President and Chief Executive Officer	March 3, 2022
John A. Orwin	(Principal Executive Officer)

/s/ HERBERT CROSS	Chief Financial Officer	March 3, 2022
Herbert Cross	(Principal Financial and Accounting Officer)

/s/ BRIAN ATWOOD	Chairman of the Board of Directors	March 3, 2022
Brian Atwood

/s/ KRISTINE M. BALL	Director	March 3, 2022
Kristine M. Ball

/s/ FRANKLIN BERGER	Director	March 3, 2022
Franklin Berger

/s/ DAVID LACEY	Director	March 3, 2022
David Lacey

/s/ WILLIAM H. ROBINSON	Director	March 3, 2022
William H. Robinson, M.D., Ph. D.

/s/ STACEY MA	Director	March 3, 2022
Stacey Ma, Ph.D.

/s/ STEPHEN BRADY	Director	March 3, 2022
Stephen Brady

/s/ LINDSEY ROLFE	Director	March 3, 2022
Lindsey Rolfe, BSc, MB ChB, MRCP, FFPM

/s/ TITO A. SERAFINI	Director and Chief Strategy Officer	March 3, 2022
Tito A. Serafini, Ph.D.