Form 10-Q
period 2022-03-31
Atreca, Inc.
filed 2022-05-11
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 31,875,995 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Atreca, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,573	$94,746
Investments	69,331	22,287
Prepaid expenses and other current assets	5,096	5,337
Total current assets	123,000	122,370
Property and equipment, net	41,998	43,015
Operating lease right-of-use assets	37,292	—
Long-term investments	7,862	31,042
Deposits and other	3,537	3,630
Total assets	$213,689	$200,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,452	$3,352
Accrued expenses	5,114	11,555
Current portion of operating lease liabilities	3,221	—
Other current liabilities	70	1,992
Total current liabilities	12,857	16,899
Deferred rent	—	28,229
Operating lease liabilities, net of current portion	63,049	—
Total liabilities	75,906	45,128
Commitment and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both March 31, 2022 and December 31, 2021; 31,875,995 and 31,043,356 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both March 31, 2022 and December 31, 2021; 6,715,441 shares issued and outstanding as of both March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	522,892	514,794
Accumulated other comprehensive income (loss)	(470)	(102)
Accumulated deficit	(384,643)	(359,767)
Total stockholders’ equity	137,783	154,929
Total liabilities and stockholders’ equity	$213,689	$200,057

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Expenses
Research and development	$17,064	$18,388
General and administrative	8,606	7,821
Total expenses	25,670	26,209
Interest and other income (expense)
Other income	750	344
Interest income	44	91
Interest expense	—	(1)
Loss before income tax expense	(24,876)	(25,775)
Income tax expense	—	—
Net loss	$(24,876)	$(25,775)
Net loss per share, basic and diluted	$(0.65)	$(0.70)
Weighted-average shares used in computing net loss per share, basic and diluted	37,982,863	36,841,065

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(24,876)	$(25,775)
Other comprehensive income (loss):
Unrealized loss on available-for-sale debt securities	(368)	(8)
Comprehensive loss	$(25,244)	$(25,783)

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended March 31, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock upon exercise of options	43,349	—	241	—	—	241
Issuance of common stock under the Employee Stock Purchase Plan	43,018	—	484	—	—	484
Stock-based compensation	—	—	4,400	—	—	4,400
Unrealized loss on fair value of investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(25,775)	(25,775)
Balances at March 31, 2021	36,890,970	$4	$497,561	$50	$(276,216)	$221,399

				Accumulated
			Additional	Other		Total
Three Months Ended March 31, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	700,000	—	3,509	—	—	3,509
Issuance of common stock upon exercise of options	16,666	—	76	—	—	76
Issuance of common stock under the Employee Stock Purchase Plan	115,973	—	177	—	—	177
Stock-based compensation	—	—	4,336	—	—	4,336
Unrealized loss on available-for-sale debt securities	—	—	—	(368)	—	(368)
Net loss	—	—	—	—	(24,876)	(24,876)
Balances at March 31, 2022	38,591,436	$4	$522,892	$(470)	$(384,643)	$137,783

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(24,876)	$(25,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,352	579
Amortization of operating right-of-use asset	386	—
Stock-based compensation	4,336	4,400
Amortization of investments	89	465
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(224)	(4,037)
Accounts payable	1,086	(146)
Accrued expenses	(6,703)	(2,453)
Other current liabilities	(205)	(595)
Deferred rent	—	9,864
Operating lease liabilities	(792)	—
Net cash used in operating activities	(25,551)	(17,698)
Cash Flows from Investing Activities
Purchase of property and equipment	(68)	(10,957)
Purchase of investments	(39,141)	(14,921)
Proceeds from maturities of investments	14,820	71,786
Net cash provided by (used in) investing activities	(24,389)	45,908
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	177	484
Proceeds from exercise of stock options	76	241
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	3,518	—
Principal payments on capital lease obligations	(4)	(12)
Net cash provided by financing activities	3,767	713
Net change in cash, cash equivalents and restricted cash	(46,173)	28,923
Cash, cash equivalents and restricted cash, beginning of period	96,204	62,441
Cash, cash equivalents and restricted cash, end of period	$50,031	$91,364

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs related to "at-the-market" offering included in accounts payable	$9	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$300	$11,051

See accompanying notes to the unaudited condensed financial statements.

Notes to Unaudited Interim Condensed Financial Statements

1.            Business

Nature of Business

Atreca, Inc. (the “Company”) was incorporated in the State of Delaware on June 11, 2010 (“inception date”), and is located in San Carlos, California. The Company is a biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. The Company's lead product candidate, ATRC-101, is a monoclonal antibody in clinical development with a novel mechanism of action and target derived from an antibody identified using its discovery platform. In April 2022, the Company announced its next clinical candidate, ATRC-301. ATRC-301 is an antibody drug conjugate (“ADC”) that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the condensed financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates in the condensed financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, fair value of warrants issued to purchasers of shares of common stock and fair value of options granted under the Company's stock option plan.

Unaudited Interim Condensed Financial Statements

The accompanying condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.

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

In March 2022, the Company entered into an agreement with a third party for the assignment of certain non-core intellectual property. The initial consideration was classified as other income and recognized upon completion of the assignment. The agreement provides for additional considerations in the event of commercial exploitation of the intellectual property. The term of the agreement extends to the date of expiration of the last to expire of any of the assigned patent. Receivables under service and license agreements of $0.8 million is included in prepaid expenses and other current assets as of March 31, 2022. The Company recorded no receivables under service and license agreements as of December 31, 2021. The Company recorded no contract liabilities as of both March 31, 2022 and December 31, 2021.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had $114,000 of payable and $25,000 of receivable under the research cost-sharing provision recorded in accrued expenses and prepaid and other current assets, respectively, on the accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively.

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

The Company maintained restricted cash of $1.5 million as of both March 31, 2022 and December 31, 2021. This amount as of March 31, 2022 and December 31, 2021 is included in deposits and other in the accompanying condensed balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$48,573	$94,746
Restricted cash	1,458	1,458
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$50,031	$96,204

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

Leases

The Company determines if an arrangement is, or contains, a lease at inception. The Company measures lease liabilities based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit discount rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. Options in the lease terms to extend or terminate the lease are not reflected in the lease liabilities unless it is reasonably certain that any such option will be exercised.

The Company measures right-of-use assets at the lease commencement date based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) certain tenant incentives under the lease. The Company evaluates the recoverability of the right-of-use assets for possible impairment in accordance with the long-lived assets policy. The Company has elected not to recognize right-of-use assets or lease liabilities for leases with an initial lease term of twelve months or less.

The Company’s lease agreements do not contain residual value guarantees or covenants. Lease expense is recognized on a straight-line basis over the terms of the leases. Incentives granted under the Company’s facilities lease, including rent holidays, are recognized as adjustments to lease expense on a straight-line basis over the terms of the leases.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at March 31, 2022 and December 31, 2021. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s condensed financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that the Company is no longer an EGC.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016 02 and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, and ASU 2019-01 (collectively, “Topic 842”), which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted the new lease accounting standard on January 1, 2022, using the modified retrospective transition method. The Company implemented processes, and internal controls to enable the preparation of financial information. The adoption of this standard had a material impact on the Company’s condensed balance sheet, with the recognition of right-of-use assets and corresponding lease liabilities in the amounts of $37.7 million and $67.1 million respectively, and the derecognition of approximately $10.9 million of deferred rent and $19.1 million of tenant improvement incentives. The adoption of this standard did not have a material impact on the Company’s condensed statements of operations or cash flows. The Company provided detailed right-of-use asset and liability disclosures as required by the new standard in the notes to the Company’s condensed financial statements under Note 8 Leases. The Company adopted the transitional provisions allowed under ASU 2018-11 and as such, the condensed balance sheets and condensed statements of operations for prior periods are not comparable in the year of adoption of ASU 2016-02.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2020-02 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. The amendment replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. Topic 326 is effective for the Company as of January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements and related disclosures.

3.           Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates their carrying value represented in the condensed balance sheets. The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$41,151	$—	$—	$41,151
Certificates of deposit	1,419	—	—	1,419
Corporate debt securities	—	5,135	—	5,135
U.S. Treasury securities	70,639	—	—	70,639
Total	$113,209	$5,135	$—	$118,344

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$90,251	$—	$—	$90,251
Certificates of deposit	1,672	—	—	1,672
Corporate debt securities	—	6,089	—	6,089
U.S. Treasury securities	45,568	—	—	45,568
Total	$137,491	$6,089	$—	$143,580

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities and U.S. agency bonds using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of both March 31, 2022 and December 31, 2021, the remaining contractual maturity of all marketable securities was less than two years.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
March 31, 2022	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$48,573	$—	$—	$48,573	$48,573	$—	$—
Available-for-sale:
U.S. Treasury securities	71,093	—	(454)	70,639	—	62,777	7,862
Corporate debt securities	5,144	—	(9)	5,135	—	5,135	—
Certificates of deposit	1,426	—	(7)	1,419	—	1,419	—
Total	$126,236	$—	$(470)	$125,766	$48,573	$69,331	$7,862

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2021	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$94,746	$—	$—	$94,746	$94,746	$—	$—
Available-for-sale:
U.S. Treasury securities	45,665	—	(97)	45,568	—	15,015	30,554
Corporate debt securities	6,093	—	(4)	6,089	—	6,089	—
Certificates of deposit	1,673	—	(1)	1,672	—	1,184	488
Total	$148,177	$—	$(102)	$148,075	$94,746	$22,287	$31,042

The Company evaluated the securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company has no intention to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2022.

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Vendor prepayments and deposits	$2,810	$2,681
Prepaid insurance	749	1,531
Prepaid facility expense	529	807
Other receivables	852	—
Interest receivables and other current assets	156	318
Total prepaid expenses and other current assets	$5,096	$5,337

6.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$13,441	$13,128
Furniture and fixtures	1,915	1,897
Computer hardware and software	1,438	1,433
Leasehold improvements	37,871	37,871
	54,665	54,329
Less accumulated depreciation and amortization	(12,667)	(11,314)
Total property and equipment, net	$41,998	$43,015

Depreciation and amortization expense was $1.4 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Compensation and related benefits	$2,077	$4,866
Contract research fees	1,755	5,521
Professional fees	473	189
Accrued cease-use liabilities	—	475
Other	809	504
Total accrued expenses	$5,114	$11,555

8.           Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The Company was not party to any finance leases as of March 31, 2022.

The Company vacated its former office space in September 2021, prior to the expiration of the lease in March 2022. The remaining rent payable, deferred rent and associated prepaid rent for the former office space were expensed in full on September 30, 2021 and resulted in a charge of $1.5 million, recorded as a general and administrative operating expense in the Company’s condensed statement of operations. The associated cease-use liability was settled by March 2022 and the lease was terminated.

The Company's future lease payments as of March 31, 2022, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company's condensed balance sheets (in thousands, except weighted-average data) are as follows:

Operating
(in thousands)	Leases
Periods
2022 - remainder	$5,610
2023	7,635
2024	7,846
2025	8,064
2026	8,288
Thereafter	57,290
Total lease payments	$94,733
Less: imputed interest	28,463
Present value of lease liabilities	$66,270

Lease liabilities, current	3,221
Lease liabilities, noncurrent	63,049
Total lease liabilities	$66,270

Weighted-average remaining lease term (in years)	11.2
Weighted-average discount rate	6.64%

Lease expense under the Company’s operating leases was $2.2 million for the three months ended March 31, 2022. Variable lease expense for operating leases was $0.7 million for the three months ended March 31, 2022. Rent expense recognized under ASC 840, inclusive of operating and maintenance costs, was $3.9 million during the three months ended March 31, 2021.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 was $1.9 million.

Practical Expedients

Leases with an initial term of 12 months or less are not recorded on the condensed balance sheet. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

The Company has elected to account for lease (e.g., fixed payments including rent) and non-lease components (e.g., common-area maintenance costs) as a single combined lease component under ASC 842 as the lease components are the predominant elements of the combined components.

As part of the transition to ASC 842, the Company elected to use the modified retrospective transition method with the new standard being applied as of the January 1, 2022 adoption date. Additionally, the Company has elected, as of the adoption date, not to reassess whether expired or existing contracts contain leases under the new definition of a lease, not to reassess the lease classification for expired or existing leases, and not to reassess whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

9.           Commitments and Contingencies

Litigation

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

10.           Capital Stock

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

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of March 31, 2022, the Company issued and sold 1,493,361 shares of our Class A common stock. Net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million.

11.           Equity Incentive Plans

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

Stock Options

Stock option activity under the 2019 Plan and the Company’s 2010 Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2021	7,162,676	$11.25	8.2	$21
Granted	14,200	2.37
Exercised	(16,666)	4.56
Cancelled	(201,627)	10.19
Balances, March 31, 2022	6,958,583	$11.28	7.9	$34
Vested and expected to vest at March 31, 2022	6,958,583	$11.28	7.9	$34
Exercisable at March 31, 2022	3,605,676	$11.93	7.1	$22
Vested at March 31, 2022	3,587,710	$11.96	7.1	$22

The weighted-average grant date fair value of options granted in the three months ended March 31, 2022 and 2021 was $1.70 and $10.42, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected life (in years)	6.06	5.98
Volatility	84.4%	91.7%
Risk-free interest rate	1.9%	0.6%

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

The following table summarizes RSU activity for the three months ended March 31, 2022:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2021	867,730	$6.15
RSUs Cancelled	(31,750)	6.15
Unvested Balances, March 31, 2022	835,980	$6.15

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. During the three months ended March 31, 2022 and 2021, the expense related to the ESPP was $245,000 and $216,000, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended March 31,
	2022	2021
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	79.0 - 89.9%	93.9 - 107.6%
Risk-free interest rate	0.6 - 1.3%	0.1%

The Company recognized $4.3 million and $4.4 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended March 31, 2022 and 2021, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder, as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$2,067	$2,216
General and administrative	2,269	2,184
	$4,336	$4,400

No income tax benefits have been recognized in the condensed statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of March 31, 2022.

Unrecognized compensation expense as of March 31, 2022 totaled $23.6 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.2 years and $3.7 million related to non-vested RSUs with a remaining weighted-average requisite service period of 1.4 years.

12.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.4 million for both of the three months ended March 31, 2022 and March 31, 2021.

13.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Common stock options	6,958,583	5,986,289
Unvested restricted stock units	835,980	—
Common stock warrants	49,997	49,997
	7,844,560	6,036,286

14.          Related Party Transactions

The Company recorded expense of $0.4 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively, related to intellectual property and other legal services performed by a related party. The Company owed $0.3 million and $0.2 million to the related party at March 31, 2022 and December 31, 2021, respectively.

The Company recorded expense of $0.7 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively, related to legal services performed by a related party. The Company owed $0.4 million and $0.1 million to the related party at March 31, 2022 and December 31, 2021, respectively.

The Company recorded research and development expense of $63,000 during both the three months ended March 31, 2022 and 2021, under consulting agreements with a member of the Company’s board of directors. The Company owed $74,000 to the member of the Company’s board of directors as of both March 31, 2022 and December 31, 2021.

15.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the unaudited interim condensed financial statements through May 11, 2022, the date on which the unaudited interim condensed financial statements were issued.

In April 2022, the Company entered into an Option and License Agreement (the “Option and License Agreement”), by and between the Company and Zymeworks Inc (“Zymeworks”). The Company received a license under certain of Zymeworks’ proprietary drug conjugate patents and know-how to perform preclinical research and development of ADCs. The aggregate consideration for the research license is $5.0 million. The Company also received an option to obtain an exclusive license to research, develop, manufacture, and commercialize certain ADCs for additional license fees and royalties. Unless earlier terminated or extended, the term of the research license and the commercial option is two years from the effective date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our unaudited condensed financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and (2) the audited financial statements and the related notes and the discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 3, 2022, or 2021 Form 10-K.

Special Note Regarding Forward-Looking Statements

The following discussion and this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “assume” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from our anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate we have conducted exhaustive inquiry into, or review of, all potentially available relevant information. We anticipate that subsequent events and developments will cause our views to change. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q and are cautioned not to place undue reliance on such forward-looking statements.

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

Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with a PD-1 checkpoint inhibitor. Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of hit antibodies that bind preferentially to tumor tissue across patients. To that end, in April 2022, as part of our virtual R&D Day, we provided an update on our preclinical pipeline in oncology. In particular, we announced our next clinical candidate, ATRC-301. ATRC-301 is an antibody drug conjugate that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2. ATRC-301 has demonstrated potent, dose-dependent in vivo tumor regression in mice with no significant toxicity signals yet observed in rats after single doses of up to and including 30mg/kg. Via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody weaponization technologies.

We commenced operations in 2010 and have since devoted substantially all our resources to research and development, identifying product candidates, undertaking preclinical studies, conducting clinical trials, raising capital, building our management team and building our intellectual property portfolio. We do not have any products approved for marketing or sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our current or future product candidates.

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $24.9 million and $25.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $384.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of March 31, 2022, we had cash, cash equivalents and investments of $125.8 million. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of March 31, 2022, should enable us to fund our operations for at least the next 12 months, assuming our programs and collaborations advance as currently contemplated.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

◾	complete clinical trials for ATRC-101 and advance preclinical studies on ATRC-301 and any other additional product candidates that we may pursue in the future;
◾	continue research and development to expand our growing library of more than 2,000 antibodies and develop potential future product candidates from that collection;
◾	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
◾	seek marketing approvals for product candidates that successfully complete clinical trials;
◾	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
◾	implement additional operational, financial and management systems; and
◾	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Impact of COVID-19

In response to the COVID-19 pandemic, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. We transitioned to a fully remote working environment in March 2020 and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. In July 2021, a limited number of additional personnel resumed working on site for a portion of the year, and in April 2022 the majority of our personnel resumed working on site. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. In addition, in our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020 and 2021, and we continue to experience such delays in 2022, primarily in enrolling and treating patients due to COVID-19 infections and resulting site staff shortages.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of March 31, 2022, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration and spread of COVID-19, including its variants, and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these uncertainties, COVID-19 and related global economic conditions could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, results of operations, and financial condition.

Financial Operations Overview

Revenue

We have no products approved for marketing or commercial sale and have never generated any revenue from product sales.

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts, salaries, employee benefits and stock-based compensation for personnel contributing to research and development activities, laboratory supplies, outsourced research and development expenses, professional services and allocated facilities-related costs. We expect our research and development expenses to increase in the foreseeable future as we continue to invest in our differentiated discovery platform to expand our pipeline of product candidates, advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates.

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

Interest and Other Income (Expense)

Interest and other income (expense) includes amounts received from partners for research and discovery services and for assignment to other parties of non-core intellectual property, interest income earned on our cash, cash equivalents and investments, interest expense and gains or losses on the periodic disposals of property and equipment.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%

	(in thousands)
Operating expenses:
Research and development	$17,064	$18,388	$(1,324)	(7)%
General and administrative	8,606	7,821	785	10%
Total operating expenses	25,670	26,209	(539)	(2)%
Operating Loss	(25,670)	(26,209)	539	(2)%
Other income (expense), net:
Other income	750	344	406	118%
Interest income	44	91	(47)	(52)%
Interest expense	—	(1)	1	(100)%
Total other income, net	794	434	360	83%
Income tax expense	—	—	—	*
Net Loss	$(24,876)	$(25,775)	$899	(3)%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$8,208	$8,388
Product and other contract services	3,207	2,843
Laboratory supplies and equipment	2,239	2,353
Facility related	1,843	3,127
Consulting, legal and other services	518	1,160
Other	1,049	517
Total research and development expenses	$17,064	$18,388

Research and development expenses decreased by $1.3 million, or 7%, during the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily attributable to a lower facility related cost of $1.3 million due to the consolidation to the single San Carlos location, a $0.6 million decrease in consulting, legal and other services, offset by a $0.4 million increase in product and preclinical contract services for increased activities on new pipeline development activities.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$4,529	$4,389
Consulting, legal and other services	1,697	1,017
Facility related	600	1,024
Other	1,780	1,391
Total general and administrative expenses	$8,606	$7,821

General and administrative expenses increased by $0.8 million, or 10%, during the three months ended March 31, 2022 compared to the same period in 2021. The increase consists of a $0.7 million increase in consulting, legal and other services attributable to an increase in legal activities related to license agreements, and a $0.4 million increase in other expenses due mainly to a $0.2 million increase in amortization expenses attributable to the San Carlos lease offset by a lower facility related cost of $0.4 million due to the completion of San Carlos premises construction.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income increased by $0.4 million during the three months ended March 31, 2022 compared to the same period in 2021 partially offset by the completion of the services provided to a third party partner.

Interest Income

Interest income decreased to $44,000 during the three months ended March 31, 2022 as compared to $91,000 during the three months ended March 31, 2021 due primarily to decrease in the investment balance.

Interest Expense

Interest expense during the three months ended March 31, 2022 and 2021 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and investments totaling $125.8 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities and corporate debt securities.

As of March 31, 2022, we had an accumulated deficit of $384.6 million. Due to our significant research and development expenditures, we have generated significant operating losses since inception. To date, we have funded our operations primarily through the sale of convertible preferred stock and common stock.

In July 2020, we issued and sold 7,642,125 shares of our Class A common stock, and 781,250 shares of our Class B common stock at an offering price of $16.00 per share. The net proceeds to us from this offering was $126.1 million after deducting underwriting discounts and commissions of $8.1 million and other offering expenses of $0.6 million.

In August 2020, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $100.0 million. As of March 31, 2022, we issued and sold 1,493,361 shares of our Class A common stock under the Sales Agreement. The net proceeds from the sales were $7.9 million after deducting underwriting fee of $0.3 million and issuance costs of $0.3 million.

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

Material Cash Requirements

We expect our net losses to increase substantially as we continue clinical development of our lead product candidate, ATRC-101. We have used substantial funds to develop our discovery platform and ATRC-101 and we will continue to require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of ATRC-101, ATRC-301 and additional potential future product candidates, to seek regulatory approvals for ATRC-101, ATRC-301 and potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts.

In July 2019, we entered into a lease agreement, or the San Carlos Lease, for the lease of approximately 99,557 rentable square feet of office space located in San Carlos, California. The term of the San Carlos Lease commenced in August 2020, and the premises were delivered to us for the construction of certain tenant improvements. The term will end in April 2033. Base rent for the San Carlos Lease is $557,519 per month, with annual increases of 3%. We are obligated to maintain a security deposit of $1.1 million in the form of a letter of credit. The operating lease obligations discussed in Note 8, Leases, in our Notes to Condensed Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Leases represent operating lease obligations related to the San Carlos Lease.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Cash used in operating activities	$(25,551)	$(17,698)
Cash provided by (used in) investing activities	(24,389)	45,908
Cash provided by financing activities	3,767	713
Net increase (decrease) in cash and cash equivalents and restricted cash	$(46,173)	$28,923

Cash Flows from Operating Activities

For the three months ended March 31, 2022, cash used in operating activities was $25.6 million, which consisted of a net loss of $24.9 million and a net change of $6.8 million in our net operating assets and liabilities, partially offset by $6.2 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $1.7 million and stock-based compensation of $4.3 million. The change in operating assets and liabilities was primarily due to a $6.7 million decrease in accrued expenses attributable to payment of accrued bonus expenses, settlement of cease use liabilities and payment of accrued contract manufacturing expense. These activities were partially offset by a $1.1 million increase in account payable attributable to increase in payables to one of our contract manufacturers.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2022, cash used in investing activities of $24.4 million was primarily related to $24.3 million in net purchase of investments.

For the three months ended March 31, 2021, cash provided by investing activities of $45.9 million was primarily related to $56.9 million in net proceed from maturities of investments, partially offset by $11.0 million in purchases of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities was $3.8 million, which primarily related to $3.5 million proceeds from the common stock sales related to the ATM program, net of underwriting discounts and commissions, $0.2 million and $0.1 million of proceeds from our 2019 Employee Stock Purchase Plan, or ESPP, and employee stock option exercises, respectively.

For the three months ended March 31, 2021, cash provided by financing activities was $0.7 million, which primarily related to $0.5 million and $0.2 million of proceeds from our 2019 ESPP program and employee stock option exercises, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes in our critical accounting policies from those disclosed in our Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Form 10-K.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in our Notes to Condensed Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business.

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $125.8 million and $148.1 million as of March 31, 2022 and December 31, 2021, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2021 Form 10-K, are set forth below and are unchanged substantively as of March 31, 2022, except for those risks designated by an asterisk (*).

Risk Factor Summary

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:*

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	ATRC-101 is in clinical trials and ATRC-301 is in preclinical development. Either or both may fail in development or suffer delays that materially and adversely affect their commercial viability.
●	Either ATRC-101 or ATRC-301, or both, may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	The COVID-19 pandemic continues to impact our business, and could have a material adverse impact on our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates and develop and commercialize them.
●	Our approach to developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101, ATRC-301 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we have and will continue to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101, ATRC-301 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the FDA through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive approval for accelerated registration pathways from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2022, and December 31, 2021, we had accumulated deficits of $384.6 million and $359.8 million, respectively. For the three months ended March 31, 2022 and 2021, our net losses were $24.9 million and $25.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as we continue clinical development of our lead product candidate, ATRC-101, and the preclinical development of ATRC-301. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our potential future partners, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

ATRC-101 is in clinical trials and ATRC-301 is in preclinical development. Either or both may fail in development or suffer delays that materially and adversely affect their commercial viability.*

In February 2020, we initiated a Phase 1b clinical trial for ATRC-101 in patients with solid tumors. In addition, in April 2022, we announced ATRC-301 as our next clinical candidate, and that we have initiated IND-enabling studies for ATRC-301. We have no products on the market or that have gained regulatory approval. Other than ATRC-101 and ATRC-301, we currently have no product candidates, and only ATRC-101 has ever been tested in humans. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with partners.

Before obtaining regulatory approval for the commercial distribution of product candidates, we or a partner must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We cannot be certain of the timely completion or outcome of our preclinical studies, including our IND-enabling studies for ATRC-301, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our preclinical programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs, including for ATRC-301, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

In response to COVID-19, the FDA and other regulatory authorities have been periodically prevented from conducting their regular inspections, reviews, or other regulatory activities, and if this continues to occur it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on the timing and progress of our current or future clinical trials and our business.

ATRC-101 is in early clinical development and ATRC-301 is in preclinical development, and we are subject to the risks of failure inherent in the development of product candidates based on novel approaches, targets and mechanisms of action. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical stage biopharmaceutical companies such as ours.

We may not have the financial resources to continue development of, or to enter into new collaborations for, ATRC-101, ATRC-301, or any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, ATRC-101, ATRC-301, or any potential future product candidate, such as:

◾	negative or inconclusive results from our preclinical studies or clinical trials, or the preclinical studies or clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
◾	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;
◾	delays in submitting IND applications or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
◾	conditions imposed by the FDA, or other regulatory authorities regarding the scope or design of our clinical trials;
◾	delays in enrolling research subjects in clinical trials;
◾	high drop-out rates of research subjects;
◾	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
◾	greater-than-anticipated clinical trial costs;
◾	poor effectiveness of our product candidates during clinical trials;
◾	unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site;
◾	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
◾	delays and changes in regulatory requirements, policies and guidelines; or
◾	the FDA or other regulatory agencies interpreting our data differently than we do.

As a result of the COVID-19 pandemic, we have experienced, and may experience in the future, disruptions or delays in our clinical trial for ATRC-101. These disruptions or delays may affect, among other things, enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if COVID-19 containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data. For example, we have experienced delays in initiating sites, achieving patient compliance with study-related procedures, and enrolling and treating patients. We have worked, and continue to work, closely with our current and potential clinical trial sites to mitigate any disruptions or delays. However, COVID-19 may continue to have a negative impact on our clinical trial activities for ATRC-101, and may have a negative impact on our preclinical activities for ATRC-301, but we cannot predict the full extent of such impacts at this time.

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

Either ATRC-101 or ATRC-301, or both, may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.*

Either ATRC-101 or ATRC-301, or both, may not possess certain properties that we currently believe are helpful for therapeutic effectiveness and safety. For example, although ATRC-101 and ATRC-301 have exhibited encouraging results in animal studies, including anti-tumor activity, and an acceptable safety profile in the case of ATRC-101, either or both may not demonstrate the same properties in humans, or in non-human primates in the case of ATRC-301, and may interact with the biological systems of humans, or of non-human primates in the case of ATRC-301, in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on ATRC-101 or ATRC-301. If ATRC-101, ATRC-301, or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

The COVID-19 pandemic continues to impact our business, and could have a material adverse impact on our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.*

The COVID-19 pandemic continues to impact our business and could have a material adverse impact on our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. In response to COVID-19, we transitioned to a fully remote working environment in March 2020 and partially re-opened in June 2020 for lab-based personnel and certain essential personnel only. In July 2021, additional personnel resumed working on site for a portion of the year, and in April 2022 the majority of our personnel resumed working on site. We do not know if, or when, we may have to close our laboratories and office locations again. COVID-19 could have a material adverse impact on our business and our operations, including:

◾	disruptions or delays in our preclinical studies, including our IND-enabling studies for ATRC-301, or our clinical trial for ATRC-101, including enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data;
◾	disruptions or delays in our manufacturing activities, including our supply of preclinical, clinical, and commercial materials from existing third-party manufacturers and our ability to engage new third-party manufacturers;
◾	disruptions or delays in our existing and potential future collaboration activities, both internally and externally at collaborators;
◾	disruptions or delays in our efforts to use and expand our discovery platform, both internally and externally with third parties, including decreased productivity of our onsite lab-based personnel due to restrictions related to COVID-19 at our laboratory and office locations and delays in receiving necessary supplies and other materials;
◾	delays in activities of the FDA or other regulatory authorities related to our clinical trial for ATRC-101 or any future clinical trials;
◾	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
◾	changes in laws or regulations as a result of COVID-19 that may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial;
◾	interruption in global commercial transportation and shipping that may affect the transport of clinical trial materials;
◾	delays in necessary interactions with local regulators, ethics committees and other agencies and contractors due to limitations in employee resources or forced furlough of government personnel;
◾	delays and decreased productivity as a result of the majority of our personnel working remotely or as a result of our onsite personnel complying with restrictions related to COVID-19 at our laboratory and office locations, including our COVID-19 onsite safety protocols;
◾	the potential closure of our laboratories and offices again due to future COVID-19 outbreaks where our laboratories and offices are located;
◾	disruptions, delays and decreased productivity in the event that our personnel contract COVID-19, including as a result of the full reopening of our laboratories and office locations and the return of personnel to these locations, which could necessitate quarantining and contact tracing efforts;

◾	disruptions or delays in using and expanding our discovery platform; and
◾	delays or difficulties in our ability to access capital.

In our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020 and 2021, and we continue to experience such delays in 2022, primarily in enrolling and treating patients due to COVID-19 infections and resulting site staff shortages. COVID-19 may continue to have a negative impact on our clinical trial activities for ATRC-101, and may have a negative impact on our preclinical activities for ATRC-301, but we cannot predict the full extent of such impacts at this time.

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

COVID-19 continues to evolve rapidly, and multiple variants of the virus that causes COVID-19 are circulating globally. We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities, including our IND-enabling studies for ATRC-301. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration and spread of COVID-19, including the recurrence of the pandemic or the emergence of novel variants, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat COVID-19, including its variants. Given these uncertainties, we do not yet know the full extent of the potential impacts on our business, our clinical and regulatory activities, healthcare systems, or the global economy. As a result, COVID-19 could materially adversely affect our business, financial condition, results of operations, growth prospects, and our ability to execute on our business strategies in the future and potentially disrupt the business of third parties with whom we do business, including our existing and potential future collaborators, any of which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.

As one of the elements of our clinical development approach, we may seek to develop lab-based tests to screen and identify subsets of patients who may be more likely to benefit from our product candidates, more commonly referred to as companion diagnostics. To achieve this, we may seek to develop and commercialize such companion diagnostics ourselves or through third-party collaborators. For example, for ATRC-101, we are developing a diagnostic to select participants based on ATRC-101 target expression. Companion diagnostics are generally developed in conjunction with clinical programs for the associated product and can be helpful in enrolling patients in clinical studies who may be more likely to respond to the specific therapeutic being developed. The approval of a companion diagnostic as part of the product label could limit the use of the product candidate to those patients whose companion diagnostic test is positive for ATRC-101 target.

Companion diagnostics are subject to regulation by the FDA and other regulatory authorities as medical devices and typically require separate clearance or approval prior to their commercialization or certain uses in clinical trials. To date, the FDA has required premarket approval of companion diagnostics for oncology therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our corresponding product candidates. The time and cost associated with developing a companion diagnostic may not prove to have been necessary in order to successfully obtain regulatory approvals or market the product.

We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates and develop and commercialize them.*

A key element of our strategy is to use and expand our discovery platform to build a pipeline of product candidates. Our discovery platform is evolving, and we are only beginning to build a pipeline of product candidates. To date, our research and development efforts have resulted in our discovery of ATRC-101, ATRC-301, and earlier stage preclinical assets. ATRC-101, ATRC-301, and any of our other assets may not advance through research and development and ultimately be safe or effective as a cancer treatment, and we may not be able to develop any other product candidates. In addition, as a result of COVID-19, we have experienced disruptions and delays in our efforts, both internally and externally with third parties, to use and expand our discovery platform.

Even if we are successful in building our pipeline of product candidates, we may not be able to progress them through preclinical and clinical development and commercialization for the treatment of various diseases. We may not have the substantial technical, financial, and personnel resources to progress any potential product candidates that we identify, or we may not allocate these resources to the most commercially viable product candidate. In addition, the potential product candidates that we identify may not be suitable for preclinical or clinical development or generate acceptable data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully build a pipeline of product candidates and develop and commercialize them, we will not be able to generate product revenue in the future.

Our approach to developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.

We are developing a pipeline of product candidates using our discovery platform. We believe that we may be able to overcome certain key limitations of the current oncology drug discovery paradigm by focusing on an active human anti-tumor immune response that develops over time. However, our scientific research that forms the basis of our efforts to discover product candidates based on our discovery platform is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic antibodies based on our platform has not been established. We may not be correct in our beliefs about the differentiated nature of our platform to competing technologies, and our platform may not prove to be superior. If our discovery platform is not able to develop approved antibody constructs that are effective at the necessary speed or scale, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.

Even if regulatory approval is obtained for a product candidate, including ATRC-101 or ATRC-301, we may not generate or sustain revenue from sales of the product. Market acceptance of our current and potential future product candidates will depend on, among other factors:

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

If there are undesirable side effects caused by ATRC-101, ATRC-301 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.

Undesirable side effects caused by ATRC-101, ATRC-301 or any potential future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is likely that there will be side effects associated with the use of ATRC-101, ATRC-301 or any potential future product candidate. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

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

We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.*

The development of biopharmaceutical product candidates is capital-intensive. If ATRC-101, ATRC-301 or potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our discovery platform, and we will require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of ATRC-101, ATRC-301 and additional potential future product candidates, to seek regulatory approvals for ATRC-101, ATRC-301 and potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company.

As of March 31, 2022, we had $125.8 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of March 31, 2022 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have primarily financed our operations through the sale of equity securities and payments and other income received under discovery services agreements not related to our primary business. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. For example, as a result of the COVID-19 pandemic or political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, in particular, the current conflict in Ukraine, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners. To date, we have not experienced any material interruptions in our operations. The extent and duration of the conflict, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption could also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs, including clinical development of ATRC-101 and preclinical development of ATRC-301. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If third parties on which we have and will continue to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.

We have and will continue to rely on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed or fail, or could be otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA may require preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

We are working closely with our third-party clinical investigators, clinical CROs, clinical data management organizations and clinical consultants, preclinical CROs and other vendors of preclinical materials and services to mitigate potential disruptions and delays in our clinical trial for ATRC-101 and our preclinical studies, including our IND-enabling studies for ATRC-301, due to COVID-19. However, COVID-19, including its variants, may lead to significant disruptions or material delays in our preclinical studies and our clinical trial, which would adversely impact our business, financial condition, results of operations and commercial prospects.

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

In our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020 and 2021, and we continue to experience such delays in 2022, primarily in enrolling and treating patients due to COVID-19 infections and resulting site staff shortages. In addition, we are experiencing delays in enrolling and treating patients due to broader staff shortages in healthcare facilities, including at our clinical trial sites. We are working closely with our current and potential clinical trial sites to mitigate any potential disruptions and delays. However, COVID-19, site staff shortages, and other factors may continue to impact our clinical trial, including significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

Our third-party manufacturers may be unable to successfully scale manufacturing of ATRC-101 or potential future product candidates, including ATRC-301, in sufficient quality and quantity, which would delay or prevent us from developing product candidates and commercializing approved products, if any.

In order to conduct clinical trials for ATRC-101 as well as ATRC-301 and any potential future product candidates, we will need to manufacture large quantities of these product candidates. We may continue to and currently expect to use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any current or potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of any current or potential future product candidate in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our current and potential future product candidates, including ATRC-101 and ATRC-301, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of cancers and tumors that may be able to be treated with antibodies that have been and may in the future be identified by our discovery platform, including ATRC-101 and ATRC-301, is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for ATRC-101 or ATRC-301 may be further reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from ATRC-101 or ATRC-301.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop product candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immuno-oncology fields. We believe that while our discovery platform, its associated intellectual property, the characteristics of ATRC-101, ATRC-301 and potential future product candidates and our scientific and technical know-how together give us a competitive advantage in this space, competition from many sources remains.

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

We expect to compete with antibody, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Adaptive Biotechnologies Corporation, Neurimmune Holding AG, OncoResponse, Inc., and Vir Biotechnology, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc. and Merck & Co., Inc. If ATRC-101, ATRC-301 or potential future product candidates are eventually approved, they will compete with a range of treatments that are either in development or currently marketed. For example, we expect that ATRC-101, ATRC-301 and our potential future product candidates may compete against traditional cancer therapies, such as chemotherapy, as well as cell-based treatments for cancer, such as CAR-T therapies.

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

As of March 31, 2022, we had 134 full-time employees. Our focus on the development of ATRC-101, ATRC-301 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

As we conduct clinical trials of ATRC-101, ATRC-301 or potential future product candidates, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of antibody treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We and our current and potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

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

We own pending nonprovisional patent applications in connection with ATRC-101 and related antibody variants. However, there is no guarantee that any current or future patent applications will result in the issuance of patents that will effectively protect ATRC-101, ATRC-301 or other product candidates or will effectively prevent others from commercializing competitive products.

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

Even if patents do successfully issue and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that we may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as ATRC-101, ATRC-301 or future product candidates.

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

ATRC-101 is in early clinical development and ATRC-301 is in preclinical development and their risk of failure is high. It is impossible to predict when or if ATRC-101, ATRC-301 or any potential future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of ATRC-101, ATRC-301 or potential future product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101, ATRC-301 or potential future product candidates.

ATRC-101, ATRC-301 and any potential future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our potential future partners to begin selling them.

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

Because ATRC-101, ATRC-301 or potential future product candidates we are developing may work through mechanisms of action or work against targets with which the FDA has limited early experience, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these product candidates. While we believe these product candidates are regulated as therapeutic biologics that are subject to requirements for review and approval of a Biologics License Application, or BLA, by the FDA, the lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of these product candidates, including ATRC-101. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the current or potential future product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any product candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If ATRC-101, ATRC-301 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer ATRC-101, ATRC-301 or our potential future product candidates, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Any regulatory approvals that we or potential future partners obtain for ATRC-101, ATRC-301 or any potential future product candidate may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including ‘‘Phase 4’’ clinical trials, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or other regulatory authority approves ATRC-101, ATRC-301 or any potential future product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We may attempt to secure approval from the FDA through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive approval for accelerated registration pathways from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may seek an accelerated approval development pathway for our product candidates, including ATRC-101 and ATRC-301. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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
◾	federal civil and criminal false claims laws and civil monetary penalties laws, including the federal False Claims Act, which provides for civil whistleblower or qui tam actions, that impose penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a referral made in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
◾	HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
◾	HIPAA, as amended by HITECH, and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates and their covered subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
◾	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
◾	the federal transparency requirements known as the federal Physician Payments Sunshine Act, created as part of ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
◾	analogous local, state and foreign laws and regulations, such as state anti-kickback and false claims laws that may apply to healthcare items or services reimbursed by third party payors, including private insurers; local, state and foreign transparency laws that require manufacturers to report information related to payments and transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or drug pricing; state laws that require pharmaceutical companies to register certain employees engaged in marketing activities in the location and comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Similar challenges to obtaining coverage and reimbursement for our product candidates, once approved, will apply to our companion diagnostics.

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

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our Class A common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.

The price of our Class A common stock is likely to be volatile. The market price for our Class A common stock has been, and may continue to be, impacted by many factors, including the other risks described in this “Risk Factors” section, including the following:

◾	our ability to advance ATRC-101, ATRC-301 or potential future product candidates through preclinical studies and clinical trials;
◾	results of preclinical studies and clinical trials of ATRC-101, ATRC-301 or potential future product candidates, or those of our competitors or potential future partners;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
◾	the success of competitive products or technologies;

◾	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
◾	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
◾	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
◾	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
◾	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
◾	our ability or inability to raise additional capital and the terms on which we raise it;
◾	the recruitment or departure of key personnel;
◾	changes in the structure of healthcare payment systems;
◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	announcement and expectation of additional financing efforts;
◾	speculation in the press or investment community;
◾	trading volume of our Class A common stock;
◾	sales of our Class A common stock by us or our stockholders;
◾	the concentrated ownership of our Class A common stock;
◾	changes in accounting principles;
◾	political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, in particular, the current conflict in Ukraine, terrorist activity and other security concerns in general;
◾	natural disasters and other calamities, including global health epidemics or other contagious diseases; and
◾	general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have recently experienced, and may continue to experience, extreme volatility as a result of, among other reasons, the COVID-19 pandemic, related government and economic reactions, and other clinical and regulatory factors. Further, a significant downturn in the economy in general, or the markets for pharmaceutical, biopharmaceutical and biotechnology in particular, could negatively impact our strategic plans for our business, technologies, current or potential future product candidates, and our growth prospects. Such volatility has often been, and may in the future be, unrelated to our operating performance. These broad market and industry factors have adversely impacted, and may continue to adversely impact, the market price of our Class A common stock, regardless of our operating performance.

The dual class structure of our common stock and the option of the holder of shares of our Class B common stock to convert into shares of our Class A common stock may limit stockholders’ ability to influence corporate matters.

Our Class A common stock has one vote per share, while our Class B common stock is non-voting. Nonetheless, each share of our Class B common stock may be converted at any time into one share of Class A common stock at the option of its holder, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, if holders of Class B common stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of our Class B common stock, and correspondingly decrease the voting power of the current holders of our Class A common stock, which may limit stockholders’ ability to influence corporate matters. Because our Class B common stock is generally non-voting, stockholders who own more than 10% of our common stock overall but 10% or less of our Class A common stock will not be required to report changes in their ownership from transactions in our Class B common stock pursuant to Section 16(a) of the Exchange Act, and would not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act. In addition, acquisitions of Class B common stock would not be subject to notification pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

If securities or industry analysts do not publish research or reports about us, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Based on the beneficial ownership of our capital stock as of March 31, 2022, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including further development of our discovery platform, preparing IND filings, conducting clinical trials, commercialization efforts, and expanded research and development activities and costs. To raise capital, we may sell Class A common stock or Class B common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Class A common stock or Class B common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock.

Pursuant to our 2019 Equity Incentive Plan, or the 2019 Plan, our management is authorized to grant stock options and other stock-based awards, including RSUs, to our employees, directors and consultants. Additionally, the number of shares of our Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each year, beginning on January 1, 2020 and continuing through and including January 1, 2029, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change net operating loss or tax credits to offset future taxable income. Our existing net operating losses, or NOLs, or credits may be subject to substantial limitations arising from previous ownership changes, and if we undergo an ownership change our ability to utilize NOLs or credits could be further limited by Section 382 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under ‘‘—Risks Related to Business,’’ we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits.

We may incur significant costs from class action litigation due to expected volatility of the price of our Class A common stock.

The price of our Class A common stock may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts for our discovery platform and our product candidates, the development efforts of future partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Not Applicable.

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

ATRECA, INC.

Date:	May 11, 2022	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2022	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)