Form 10-Q
period 2022-06-30
Atreca, Inc.
filed 2022-08-08
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 31,875,995 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Atreca, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,446	$94,746
Investments	75,286	22,287
Prepaid expenses and other current assets	7,907	5,337
Total current assets	109,639	122,370
Property and equipment, net	40,801	43,015
Operating lease right-of-use assets	36,893	—
Long-term investments	—	31,042
Deposits and other	3,497	3,630
Total assets	$190,830	$200,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,041	$3,352
Accrued expenses	7,885	11,555
Operating lease liabilities, current portion	3,327	—
Other current liabilities	216	1,992
Total current liabilities	13,469	16,899
Deferred rent	—	28,229
Operating lease liabilities, net of current portion	62,158	—
Total liabilities	75,627	45,128
Commitment and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both June 30, 2022 and December 31, 2021; 31,875,995 and 31,043,356 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both June 30, 2022 and December 31, 2021; 6,715,441 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	528,380	514,794
Accumulated other comprehensive loss	(661)	(102)
Accumulated deficit	(412,520)	(359,767)
Total stockholders’ equity	115,203	154,929
Total liabilities and stockholders’ equity	$190,830	$200,057

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Expenses
Research and development	$19,953	$19,036	$37,017	$37,424
General and administrative	8,077	8,031	16,683	15,852
Total expenses	28,030	27,067	53,700	53,276
Interest and other income (expense)
Other income	—	349	750	693
Interest income	153	56	197	147
Interest expense	—	(1)	—	(2)
Loss on disposal of property and equipment		(11)	—	(11)
Loss before income tax expense	(27,877)	(26,674)	(52,753)	(52,449)
Income tax expense	—	(1)	—	(1)
Net loss	$(27,877)	$(26,675)	$(52,753)	$(52,450)
Net loss per share, basic and diluted	$(0.72)	$(0.72)	$(1.38)	$(1.42)
Weighted-average shares used in computing net loss per share, basic and diluted	38,591,436	36,893,827	38,288,831	36,867,592

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(27,877)	$(26,675)	$(52,753)	$(52,450)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(191)	(34)	(559)	(42)
Comprehensive loss	$(28,068)	$(26,709)	$(53,312)	$(52,492)

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended June 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2021	36,890,970	$4	$497,561	$50	$(276,216)	$221,399
Issuance of common stock upon exercise of options	3,444	—	31	—	—	31
Stock-based compensation	—	—	3,882	—	—	3,882
Unrealized loss on available-for-sale debt securities	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(26,675)	(26,675)
Balances at June 30, 2021	36,894,414	$4	$501,474	$16	$(302,891)	$198,603

				Accumulated
			Additional	Other		Total
Three Months Ended June 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2022	38,591,436	$4	$522,893	$(470)	$(384,643)	$137,784
Stock-based compensation	—	—	5,487	—	—	5,487
Unrealized loss on available-for-sale debt securities	—	—	—	(191)	—	(191)
Net loss	—	—	—	—	(27,877)	(27,877)
Balances at June 30, 2022	38,591,436	$4	$528,380	$(661)	$(412,520)	$115,203

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Six Months Ended June 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock upon exercise of options	46,793	—	272	—	—	272
Issuance of common stock under the Employee Stock Purchase Plan	43,018	—	484	—	—	484
Stock-based compensation	—	—	8,282	—	—	8,282
Unrealized loss on available-for-sale debt securities	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(52,450)	(52,450)
Balances at June 30, 2021	36,894,414	$4	$501,474	$16	$(302,891)	$198,603

				Accumulated
			Additional	Other		Total
Six Months Ended June 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	700,000	—	3,509	—	—	3,509
Issuance of common stock upon exercise of options	16,666	—	76	—	—	76
Issuance of common stock under the Employee Stock Purchase Plan	115,973	—	177	—	—	177
Stock-based compensation	—	—	9,824	—	—	9,824
Unrealized loss on available-for-sale debt securities	—	—	—	(559)	—	(559)
Net loss	—	—	—	—	(52,753)	(52,753)
Balances at June 30, 2022	38,591,436	$4	$528,380	$(661)	$(412,520)	$115,203

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(52,753)	$(52,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,719	1,764
Amortization of operating right-of-use asset	785	—
Loss on disposal of property and equipment	—	11
Stock-based compensation	9,824	8,282
Amortization of discount or premium on available-for-sale securities	118	936
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,995)	(1,477)
Accounts payable	(1,298)	392
Accrued expenses	(3,692)	(1,763)
Other current liabilities	(59)	(730)
Deferred rent	—	16,274
Operating lease liabilities	(1,577)	—
Net cash used in operating activities	(48,928)	(28,761)
Cash Flows from Investing Activities
Purchase of property and equipment	(496)	(28,961)
Purchase of investments	(51,585)	(14,921)
Proceeds from maturities of investments	28,951	104,531
Net cash provided by (used in) investing activities	(23,130)	60,649
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	177	484
Proceeds from exercise of stock options	76	272
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	3,509	—
Principal payments on capital lease obligations	(4)	(24)
Net cash provided by financing activities	3,758	732
Net change in cash, cash equivalents and restricted cash	(68,300)	32,620
Cash, cash equivalents and restricted cash, beginning of period	96,204	62,441
Cash, cash equivalents and restricted cash, end of period	$27,904	$95,061

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$1
Cash paid for income taxes	$—	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$42	$5,394

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

2.           Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Unaudited Interim Condensed Financial Statements

The accompanying condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021, and statements of cash flows for the six months ended June 30, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed financial statements related to the three-month and six-month periods ended June 30, 2022 and 2021 are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.

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

In March 2022, the Company entered into an agreement with a third party for the assignment of certain non-core intellectual property. The initial consideration was classified as other income and recognized upon completion of the assignment. The agreement provides for additional consideration in the event of commercial exploitation of the intellectual property. The term of the agreement extends to the date of expiration of the last to expire of any of the assigned patents. The Company recorded no receivables under service and license agreements as of June 30, 2022 and December 31, 2021. The Company recorded no contract liabilities as of both June 30, 2022 and December 31, 2021.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had $74,000 of payable and $25,000 of receivable under the research cost-sharing provision recorded in accrued expenses and prepaid and other current assets, respectively, on the accompanying condensed balance sheets as of June 30, 2022 and December 31, 2021, respectively.

In-Licensing Arrangements – Development

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

The Company will be required to use commercially reasonable efforts to develop and commercialize at least one licensed product and the Company will pay to Zymeworks an option exercise fee, and lump sum payments upon the achievement of certain development and regulatory milestones and commercial milestones. In addition, with respect to each licensed product, the Company will pay tiered royalties on net sales of licensed products at single-digit royalty rates.

The research license fee of $5.0 million was expensed to research and development expense during the quarter ended June 30, 2022 in accordance with the Company's research and development expense policy.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as amended by the further legislation, provides an employee retention credit (“ERC”) to eligible employers, which is a refundable tax credit against certain employment taxes. In calendar 2021, the ERC was equal to 70% of qualified wages paid to employees up to $10,000 of qualified wages per employee for each of the first, second and third calendar quarters of 2021. The Company has determined that its aggregate eligible refundable credit for 2021 is $2.9 million. During the quarter ended June 30, 2022, the Company filed the requisite claims for the eligible 2021 ERC.

The Company classified the ERC amounts as a reduction to payroll expense. During the three and six months ended June 30, 2022, the Company recorded $2.4 million and $0.5 million related to the ERC within research and development expense and G&A expense, respectively, on the Company’s condensed statement of operations and comprehensive loss. As of June 30, 2022, the Company has a $2.9 million receivable balance from the United States government related to the CARES Act, which is recorded as other receivables in “Prepaid expenses and other current assets” on the Company’s condensed balance sheet.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.5 million as of both June 30, 2022 and December 31, 2021. This amount as of June 30, 2022 and December 31, 2021 is included in deposits and other in the accompanying condensed balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$26,446	$94,746
Restricted cash	1,458	1,458
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$27,904	$96,204

Investments

The Company considers securities purchased with original maturities greater than three months to be investments. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. The Company’s intent is to convert all investments into cash to be used for operations and has classified them as available for sale. For purposes of determining realized gains and losses, the cost of debt securities sold is based on specific identification. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at June 30, 2022 and December 31, 2021. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$22,134	$—	$—	$22,134
Certificates of deposit	1,414	—	—	1,414
U.S. Treasury securities	73,872	—	—	73,872
Total	$97,420	$—	$—	$97,420

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$90,251	$—	$—	$90,251
Certificates of deposit	1,672	—	—	1,672
Corporate debt securities	—	6,089	—	6,089
U.S. Treasury securities	45,568	—	—	45,568
Total	$137,491	$6,089	$—	$143,580

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds, certificates of deposit, and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of both June 30, 2022 and December 31, 2021, the remaining contractual maturity of all marketable securities was less than two years.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
June 30, 2022	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$26,446	$—	$—	$26,446	$26,446	$—	$—
Available-for-sale:
U.S. Treasury securities	74,523	—	(651)	73,872	—	73,872	—
Certificates of deposit	1,424	—	(10)	1,414	—	1,414	—
Total	$102,393	$—	$(661)	$101,732	$26,446	$75,286	$—

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2021	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$94,746	$—	$—	$94,746	$94,746	$—	$—
Available-for-sale:
U.S. Treasury securities	45,665	—	(97)	45,568	—	15,015	30,554
Corporate debt securities	6,093	—	(4)	6,089	—	6,089	—
Certificates of deposit	1,673	—	(1)	1,672	—	1,184	488
Total	$148,177	$—	$(102)	$148,075	$94,746	$22,287	$31,042

The Company evaluated the securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company has no intention to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2022.

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Vendor prepayments and deposits	$2,462	$2,681
Prepaid insurance	2,007	1,531
Prepaid facility maintenance fee	318	807
Other receivables	2,979	—
Interest receivables and other current assets	141	318
Total prepaid expenses and other current assets	$7,907	$5,337

6.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$13,559	$13,128
Furniture and fixtures	1,929	1,897
Computer hardware and software	1,438	1,433
Leasehold improvements	37,908	37,871
	54,834	54,329
Less accumulated depreciation and amortization	(14,033)	(11,314)
Total property and equipment, net	$40,801	$43,015

Depreciation and amortization expense was $1.4 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively and $2.7 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation and related benefits	$2,853	$4,866
Research license fees	3,000	—
Contract research fees	1,374	5,521
Professional fees	104	189
Accrued cease-use liabilities	—	475
Other	554	504
Total accrued expenses	$7,885	$11,555

8.           Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The Company was not party to any finance leases as of June 30, 2022.

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

The Company's future lease payments as of June 30, 2022, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company's condensed balance sheets (in thousands, except weighted-average data) are as follows:

Operating
Leases
Periods
2022 - remainder	$3,740
2023	7,635
2024	7,846
2025	8,064
2026	8,288
Thereafter	57,290
Total lease payments	$92,863
Less: imputed interest	(27,378)
Present value of lease liabilities	$65,485

Lease liabilities, current	3,327
Lease liabilities, noncurrent	62,158
Total lease liabilities	$65,485

Weighted-average remaining lease term (in years)	10.9
Weighted-average discount rate	6.64%

Lease expense under the Company’s operating leases was $1.5 million for the three months ended June 30, 2022 and $2.9 million for the six months ended June 30, 2022. Variable lease expense for operating leases was $0.9 million and $1.6 million for the three months and six months ended June 30, 2022, respectively. Rent expense recognized under ASC 840, inclusive of operating and maintenance costs, was $4.1 million during the three months ended June 30, 2021 and $8.0 million during the six months ended June 30, 2021.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended June 30, 2022 was $1.9 million and the six months ended June 30, 2022 was $3.8 million.

Practical Expedients

Leases with an initial term of 12 months or less are not recorded on the condensed balance sheets. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

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

10.           Reorganization and Other Charges

On June 1, 2022, the Company implemented and announced a corporate reorganization of its operations. In connection with the reorganization, the Company undertook a workforce reduction and recorded severance and employee benefits charges of $0.7 million to operating expenses in the quarter ending June 30, 2022.

As of June 30, 2022, there was no outstanding liability related to severance and employee benefit charges. The Company recognized these charges during the three months ended June 30, 2022 and does not expect to incur any material additional costs related to the reorganization.

11.           Capital Stock

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

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of June 30, 2022, the Company issued and sold 1,493,361 shares of our Class A common stock. Net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million.

12.           Equity Incentive Plans

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

Stock Option Repricing

Effective June 13, 2022, the Company’s board of directors approved a one-time repricing of previously granted and outstanding vested and unvested stock options with exercise prices greater than or equal to $9.00 per share under the 2010 Plan and the 2019 Plan held by eligible employees. As a result, the exercise price for these awards was modified to $1.845 per share, which was the closing price of the Company’s common stock as reported on the Nasdaq Global Select Market on June 13, 2022. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 3,606,163 vested and unvested stock options outstanding as of June 13, 2022 with original exercise prices ranging from $9.87 to $22.10, were repriced.

The repricing resulted in incremental stock-based compensation expense of $2.6 million, of which $1.6 million related to vested stock option awards and was expensed on the repricing date, and $1.0 million related to unvested stock option awards is being amortized on a straight-line basis over the remaining weighted-average vesting period of those awards of approximately 1.5 years.

Stock Options

Stock option activity under the 2019 Plan and the Company’s 2010 Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2021	7,162,676	$11.25	8.2	$21
Granted	404,700	1.93
Exercised	(16,666)	4.56
Cancelled	(422,345)	10.95
Balances, June 30, 2022	7,128,365	$3.87	7.8	$19
Vested and expected to vest at June 30, 2022	7,128,365	$3.87	7.8	$19
Exercisable at June 30, 2022	3,984,931	$4.58	7.0	$10
Vested at June 30, 2022	3,984,931	$4.58	7.0	$10

The weighted-average exercise price, weighted-average remaining contractual life and aggregate intrinsic value as of June 30, 2022 reflect the impact of the stock option repricing discussed above. The weighted-average grant date fair value of options granted in the six months ended June 30, 2022 and 2021 was $1.40 and $9.98, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (in years)	5.87	5.87	5.88	5.97
Volatility	86.0%	89.5%	85.9%	91.4%
Risk-free interest rate	3.2%	1.0%	3.2%	0.6%

Expected volatility is based on volatilities of public peer companies operating in the Company’s industry. The expected life of the options is estimated using the simplified method detailed in SEC Staff Accounting Bulletin No. 107. The simplified method calculates the expected term as the mid-point between the weighted-average time to vesting and the contractual maturity. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

Restricted Stock Units

The 2019 Plan provides for the issuance of RSUs to employees, directors and consultants. RSUs vest over a period of two years with 50% vesting on the one year anniversary of the award and the remainder vesting on the two year anniversary of the award.

The following table summarizes RSU activity for the six months ended June 30, 2022:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2021	867,730	$6.15
RSUs Cancelled	(78,340)	6.15
Unvested Balances, June 30, 2022	789,390	$6.15

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. During the three months ended June 30, 2022 and 2021, the expense related to the ESPP was $0.2 million in both periods. During the six months ended June 30, 2022 and 2021, the expense related to the ESPP was $0.5 million and $0.4 million, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	79.0 - 89.9%	93.9 - 107.6%	79.0 - 89.9%	93.9 - 107.6%
Risk-free interest rate	0.6 - 1.3%	0.1%	0.6 - 1.3%	0.1%

The Company recognized $5.5 million and $3.9 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $9.8 million and $8.3 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the six months ended June 30, 2022 and 2021, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,639	$1,918	$4,707	$4,134
General and administrative	2,848	1,964	5,117	4,148
	$5,487	$3,882	$9,824	$8,282

No income tax benefits have been recognized in the condensed statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of June 30, 2022.

Unrecognized compensation expense as of June 30, 2022 totaled $21.1 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.1 years and $2.8 million related to non-vested RSUs with a remaining weighted-average requisite service period of 1.2 years.

13.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.1 million for both of the three months ended June 30, 2022 and 2021 and $0.5 million for both of the six months ended June 30, 2022 and 2021.

14.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock options	7,128,365	6,050,128	7,128,365	6,050,128
Unvested restricted stock units	835,980	—	835,980	—
Common stock warrants	49,997	49,997	49,997	49,997
	8,014,342	6,100,125	8,014,342	6,100,125

15.          Related Party Transactions

The Company recorded expense of $0.2 million during each of the three months ended June 30, 2022 and 2021, and $0.6 million during each of the six months ended June 30 2022 and 2021, related to intellectual property and other legal services performed by a related party. The Company has a payable of $0.1 million and $0.2 million to the related party at June 30, 2022 and December 31, 2021, respectively.

The Company recorded expense of $0.3 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively, related to legal services performed by a related party. The Company has a payable of $0.1 million to the related party as of both June 30, 2022 and December 31, 2021.

The Company recorded research and development expense of $63,000 during each of the three months ended June 30, 2022 and 2021, and $0.1 million during each of the six months ended June 30, 2022 and 2021 under consulting agreements with a member of the Company’s board of directors. The Company has a payable of $74,000 to the member of the Company’s board of directors as of both June 30, 2022 and December 31, 2021.

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

Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with pembrolizumab, a PD-1 checkpoint inhibitor. ATRC-101 has been well-tolerated to date, with no dose-limiting toxicities in the monotherapy or combination cohorts. Enrollment in both cohorts is ongoing, and we expect additional data from both cohorts in the second half of 2022.

Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of hit antibodies that bind preferentially to tumor tissue across patients. To that end, in April 2022, we provided an update on our preclinical pipeline in oncology, which includes our next clinical candidate, ATRC-301. ATRC-301 is an antibody drug conjugate, or ADC, that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2, or EphA2. EphA2 is a validated and potentially high value target that is widely expressed across several types of cancer, and ATRC-301 has demonstrated potent, dose-dependent in vivo tumor regression in mice with no significant toxicity signals yet observed in murine models. We have initiated IND-enabling studies for ATRC-301, including a non-human primate toxicology study with results expected in the second half of 2022. We anticipate filing an Investigational New Drug, or IND, application for ATRC-301 in the second half of 2023. Via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody weaponization technologies.

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

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $27.9 million and $26.7 million for the three months ended June 30, 2022 and 2021, respectively and $52.8 million and $52.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $412.5 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of June 30, 2022, we had cash, cash equivalents and investments of $101.7 million.

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

Impact of COVID-19

In response to the COVID-19 pandemic, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. We transitioned to a fully remote working environment in March 2020 and re-opened for certain personnel in June 2020 and for additional personnel in July 2021. In April 2022, the majority of our personnel resumed working on site. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. In addition, in our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020 and 2021, and we continue to experience such delays in 2022, primarily in enrolling and treating patients due to COVID-19 infections and resulting site staff shortages.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of June 30, 2022, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration and spread of COVID-19, including its variants, and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these uncertainties, COVID-19 and related global economic conditions could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, results of operations, and financial condition.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	June 30,		Change
	2022	2021	$	%

	(in thousands)
Operating expenses:
Research and development	$19,953	$19,036	$917	5%
General and administrative	8,077	8,031	46	1%
Total operating expenses	28,030	27,067	963	4%
Operating Loss	(28,030)	(27,067)	(963)	4%
Other income (expense), net:
Other income	—	349	(349)	(100)%
Interest income	153	56	97	173%
Interest expense	—	(1)	1	*
Loss on disposal of property and equipment	—	(11)	11	*
Total other income, net	153	393	(240)	(61)%
Income tax expense	—	(1)	1	*
Net Loss	$(27,877)	$(26,675)	$(1,202)	5%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$6,157	$7,654
Product and other contract services	3,384	3,583
Laboratory supplies and equipment	1,826	2,394
Consulting, legal and other services	511	850
Research license fees	5,000	—
Facility related	1,940	3,553
Other	1,135	1,002
Total research and development expenses	$19,953	$19,036

Research and development expenses increased by $0.9 million, or 5%, during the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $5.0 million research license fee to perform preclinical research and development of ADCs, offset by a lower facility related cost of $1.6 million due to the consolidation to the single San Carlos location, a $1.5 million decrease in personnel related expense due to restructuring and terminations, and a $0.6 million decrease in laboratory supplies and equipment due to a lower headcount.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$4,524	$4,373
Consulting, legal and other services	1,098	880
Facility related	672	1,106
Other	1,783	1,672
Total general and administrative expenses	$8,077	$8,031

General and administrative expenses increased by $46,000, or 1%, during the three months ended June 30, 2022 compared to the same period in 2021.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income decreased by $0.3 million during the three months ended June 30, 2022 compared to the same period in 2021 due to the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $153,000 during the three months ended June 30, 2022 as compared to $56,000 during the three months ended June 30, 2021 due primarily to an increase in interest rates, partially offset by a decrease in the investment balance.

Interest Expense

Interest expense during the three months ended June 30, 2022 and 2021 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations during the respective periods:

	Six Months Ended
	June 30,		Change
	2022	2021	$	%

	(in thousands)
Operating expenses:
Research and development	$37,017	$37,424	$(407)	(1)%
General and administrative	16,683	15,852	831	5%
Total operating expenses	53,700	53,276	424	1%
Operating Loss	(53,700)	(53,276)	(424)	1%
Other income (expense), net:
Other income	750	693	57	8%
Interest income	197	147	50	34%
Interest expense	—	(2)	2	*
Loss on disposal of property and equipment	—	(11)	11	*
Total other income, net	947	827	120	15%
Income tax expense	—	(1)	1	*
Net Loss	$(52,753)	$(52,450)	$(303)	1%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$14,365	$16,042
Product and other contract services	6,591	6,426
Laboratory supplies and equipment	4,065	4,747
Consulting, legal and other services	1,029	2,010
Research license fees	5,000	—
Facility related	3,783	6,680
Other	2,184	1,519
Total research and development expenses	$37,017	$37,424

Research and development expenses decreased by $0.4 million, or 1%, during the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to a lower facility related cost of $2.9 million due to the consolidation to the single San Carlos location, a $1.7 million decrease in personnel related expense due to restructuring and terminations, a $1.0 million decrease in consulting, legal and other services, offset by a $5.0 million research license fee to perform preclinical research and development of ADCs.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$9,053	$8,762
Consulting, legal and other services	2,795	1,897
Facility related	1,272	2,130
Other	3,563	3,063
Total general and administrative expenses	$16,683	$15,852

General and administrative expenses increased by $0.8 million, or 5%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase consists of a $0.9 million increase in consulting, legal and other services attributable to an increase in legal activities related to license agreements, and a $0.4 million increase in other expenses due mainly to an increase in amortization expenses attributable to the San Carlos Lease, as defined below, offset by a lower facility related cost of $0.9 million due to the completion of San Carlos premises construction.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income increased by $0.1 million during the six months ended June 30, 2022 compared to the same period in 2021 partially offset by the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $197,000 during the six months ended June 30, 2022 as compared to $147,000 during the six months ended June 30, 2021 due primarily to an increase in interest rates, partially offset by a decrease in the investment balance.

Interest Expense

Interest expense during the six months ended June 30, 2022 and 2021 pertained to the interest portion of payments made on capital leases under which we acquired certain property and equipment.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and investments totaling $101.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities.

As of June 30, 2022, we had an accumulated deficit of $412.5 million and cash used in operating activities of $48.9 million for the six months then ended. Due to our significant research and development expenditures, we have generated significant operating losses since inception. To date, we have funded our operations primarily through the sale of convertible preferred stock and common stock.

In August 2020, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $100.0 million. As of June 30, 2022, we issued and sold 1,493,361 shares of our Class A common stock under the Sales Agreement. The net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million.

Our management evaluates whether there are relevant conditions and events that in the aggregate raise substantial doubt about our ability to continue as a going concern and to meet its obligations as they become due within one year from the date that the financial statements are issued. We believe our existing cash, cash equivalents and investments will be sufficient to fund our operating and capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and investments, our Sales Agreement, and access to other private and public financing sources. The adequacy of our available funds and our ability to raise any necessary additional capital to meet longer-term operating and capital requirements will depend on many factors, including successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(48,928)	$(28,761)
Cash provided by (used in) investing activities	(23,130)	60,649
Cash provided by financing activities	3,758	732
Net increase (decrease) in cash and cash equivalents and restricted cash	$(68,300)	$32,620

Cash Flows from Operating Activities

For the six months ended June 30, 2022, cash used in operating activities was $48.9 million, which consisted of a net loss of $52.8 million and a net change of $9.6 million in our net operating assets and liabilities, partially offset by $13.4 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $2.7 million and stock-based compensation of $9.8 million. The change in operating assets and liabilities was primarily due to a $3.7 million decrease in accrued expenses attributable to payment of accrued bonus expenses and settlement of cease use liabilities, a $3.0 million increase in prepaid expenses and other current assets attributable to employee retention credit receivables, a $1.6 million decrease in operating lease liabilities due to amortization and a $1.3 million decrease in account payables attributable to the payments made to contract manufacturers and preclinical service vendors.

For the six months ended June 30, 2021, cash used in operating activities was $28.8 million, which consisted of a net loss of $52.5 million, partially offset by $11.0 million in non-cash charges and a net change of $12.7 million in our net operating assets and liabilities. The non-cash charges consisted of depreciation and amortization of $1.8 million and stock-based compensation of $8.3 million. The change in operating assets and liabilities was primarily due to a $16.3 million increase in deferred rent because of increased lease incentive obligations. This increase was partially offset by a $1.5 million increase in prepaid expenses and other current assets as a result of the increase in tenant improvement receivable from the Company’s leasehold improvement construction for its San Carlos location and other prepaid vendor expenses, and a $1.8 million decrease in accrued expenses attributable to payment of accrued bonus expenses.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, cash used in investing activities of $23.1 million was primarily related to $22.6 million in net purchase of investments.

For the six months ended June 30, 2021, cash provided by investing activities of $60.6 million was primarily related to $89.6 million in net proceeds from maturities of investments, partially offset by $29.0 million in purchases of property and equipment, primarily related to leasehold improvements for the San Carlos Lease.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities was $3.8 million, which primarily related to $3.5 million proceeds from the common stock sales related to the ATM program, net of underwriting discounts and commissions, $0.2 million and $0.1 million of proceeds from our 2019 Employee Stock Purchase Plan, or ESPP, and employee stock option exercises, respectively.

For the six months ended June 30, 2021, cash provided by financing activities was $0.7 million, which primarily related to $0.5 million and $0.3 million of proceeds from our 2019 ESPP and employee stock option exercises, respectively.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $101.7 million and $148.1 million as of June 30, 2022 and December 31, 2021, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2021 Form 10-K, are set forth below and are unchanged substantively as of June 30, 2022, except for those risks designated by an asterisk (*).

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

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2022, and December 31, 2021, we had accumulated deficits of $412.5 million and $359.8 million, respectively. For the three months ended June 30, 2022 and 2021, our net losses were $27.9 million and $26.7 million, respectively. For the six months ended June 30, 2022 and 2021, our net losses were $52.8 million and $52.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

The COVID-19 pandemic continues to impact our business and could have a material adverse impact on our business and operations, and the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. In response to COVID-19, we transitioned to a fully remote working environment in March 2020 and re-opened for certain personnel in June 2020 and for additional personnel in July 2021. In April 2022, the majority of our personnel resumed working on site. We do not know if, or when, we may have to close our laboratories and office locations, or limit on site personnel, again. COVID-19 could have a material adverse impact on our business and our operations, including:

◾	disruptions or delays in our preclinical studies, including our IND-enabling studies for ATRC-301, or our clinical trial for ATRC-101, including enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data;
◾	disruptions or delays in our manufacturing activities, including our supply of preclinical, clinical, and commercial materials from existing third-party manufacturers and our ability to engage new third-party manufacturers;
◾	disruptions or delays in our existing and potential future collaboration activities, both internally and externally at collaborators;
◾	disruptions or delays in our efforts to use and expand our discovery platform, both internally and externally with third parties, including decreased productivity of our onsite lab-based personnel due to restrictions related to COVID-19 at our laboratory and office locations and delays in receiving necessary supplies and other materials;
◾	delays in activities of the FDA or other regulatory authorities related to our clinical trial for ATRC-101 or any future clinical trials;
◾	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
◾	changes in laws or regulations as a result of COVID-19 that may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial;
◾	interruption in global commercial transportation and shipping that may affect the transport of clinical trial materials;
◾	delays in necessary interactions with local regulators, ethics committees and other agencies and contractors due to limitations in employee resources or forced furlough of government personnel;
◾	delays and decreased productivity as a result our onsite personnel complying with restrictions related to COVID-19 at our laboratory and office locations, including our COVID-19 onsite safety protocols;

◾	the potential closure of our laboratories and offices again due to future COVID-19 outbreaks where our laboratories and offices are located;
◾	disruptions, delays and decreased productivity in the event that our personnel contract COVID-19, including as a result of the full reopening of our laboratories and office locations and the return of personnel to these locations, which could necessitate quarantining and contact tracing efforts;
◾	disruptions or delays in using and expanding our discovery platform; and
◾	delays or difficulties in our ability to access capital.

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

As one of the elements of our clinical development approach, we may seek to develop lab-based tests to screen and identify subsets of patients who may be more likely to benefit from our product candidates, more commonly referred to as companion diagnostics. To achieve this, we may seek to develop and commercialize such companion diagnostics ourselves or through third-party collaborators. For example, for ATRC-101, we have developed a diagnostic to select participants based on ATRC-101 target expression. Companion diagnostics are generally developed in conjunction with clinical programs for the associated product and can be helpful in enrolling patients in clinical studies who may be more likely to respond to the specific therapeutic being developed. The approval of a companion diagnostic as part of the product label could limit the use of the product candidate to those patients whose companion diagnostic test is positive for ATRC-101 target.

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

As of June 30, 2022, we had $101.7 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of June 30, 2022 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

As of June 30, 2022, we had 105 full-time employees. Our focus on the development of ATRC-101, ATRC-301 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

Based on the beneficial ownership of our capital stock as of June 30, 2022, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231770	4.1	06/10/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1/A	333-231770	4.2	06/10/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

10.1†	Option and License Agreement, dated April 4, 2022, by and between the Registrant and Zymeworks Inc.					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

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

ATRECA, INC.

Date:	August 8, 2022	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)