Form 10-Q
period 2022-09-30
Atreca, Inc.
filed 2022-11-10
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not Applicable

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

As of November 10, 2022, the registrant had 32,351,950 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Atreca, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,903	$94,746
Investments	64,822	22,287
Prepaid expenses and other current assets	7,050	5,337
Total current assets	92,775	122,370
Property and equipment, net	39,670	43,015
Operating lease right-of-use assets	36,481	—
Long-term investments	—	31,042
Deposits and other	3,149	3,630
Total assets	$172,075	$200,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,698	$3,352
Accrued expenses	9,399	11,555
Operating lease liabilities, current portion	3,434	—
Other current liabilities	39	1,992
Total current liabilities	14,570	16,899
Deferred rent	—	28,229
Operating lease liabilities, net of current portion	61,252	—
Total liabilities	75,822	45,128
Commitment and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both September 30, 2022 and December 31, 2021; 32,351,950 and 31,043,356 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both September 30, 2022 and December 31, 2021; 6,715,441 shares issued and outstanding as of both September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	532,409	514,794
Accumulated other comprehensive loss	(581)	(102)
Accumulated deficit	(435,579)	(359,767)
Total stockholders’ equity	96,253	154,929
Total liabilities and stockholders’ equity	$172,075	$200,057

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Expenses
Research and development	$16,045	$18,721	$53,062	$56,145
General and administrative	7,247	8,796	23,930	24,648
Total expenses	23,292	27,517	76,992	80,793
Interest and other income (expense)
Other income	—	158	750	851
Interest income	233	36	430	183
Interest expense	—	(1)	—	(3)
Loss on disposal of property and equipment	—	(34)	—	(45)
Loss before income tax expense	(23,059)	(27,358)	(75,812)	(79,807)
Income tax expense	—	—	—	(1)
Net loss	$(23,059)	$(27,358)	$(75,812)	$(79,808)
Net loss per share, basic and diluted	$(0.60)	$(0.74)	$(1.97)	$(2.16)
Weighted-average shares used in computing net loss per share, basic and diluted	38,720,575	36,918,255	38,434,327	36,884,665

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(23,059)	$(27,358)	$(75,812)	$(79,808)
Other comprehensive loss:
Unrealized gain(loss) on available-for-sale debt securities	80	(22)	(479)	(64)
Comprehensive loss	$(22,979)	$(27,380)	$(76,291)	$(79,872)

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended September 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2021	36,894,414	$4	$501,474	$16	$(302,891)	$198,603
Issuance of common stock upon exercise of options	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	70,754	—	353	—	—	353
Stock-based compensation	—	—	3,853	—	—	3,853
Unrealized loss on available-for-sale debt securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(27,358)	(27,358)
Balances at September 30, 2021	36,965,168	$4	$505,680	$(6)	$(330,249)	$175,429

				Accumulated
			Additional	Other		Total
Three Months Ended September 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	38,591,436	$4	$528,380	$(661)	$(412,520)	$115,203
Issuance of common stock under the Employee Stock Purchase Plan	91,565	—	145	—	—	145
Vesting of restricted stock units	384,390	—	—	—	—	—
Stock-based compensation	—	—	3,884	—	—	3,884
Unrealized gain on available-for-sale debt securities	—	—	—	80	—	80
Net loss	—	—	—	—	(23,059)	(23,059)
Balances at September 30, 2022	39,067,391	$4	$532,409	$(581)	$(435,579)	$96,253

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Nine Months Ended September 30, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock upon exercise of options	46,793	—	272	—	—	272
Issuance of common stock under the Employee Stock Purchase Plan	113,772	—	837	—	—	837
Stock-based compensation	—	—	12,135	—	—	12,135
Unrealized loss on available-for-sale debt securities	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(79,808)	(79,808)
Balances at September 30, 2021	36,965,168	$4	$505,680	$(6)	$(330,249)	$175,429

				Accumulated
			Additional	Other		Total
Nine Months Ended September 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	700,000	—	3,509	—	—	3,509
Issuance of common stock upon exercise of options	16,666	—	76	—	—	76
Issuance of common stock under the Employee Stock Purchase Plan	207,538	—	322	—	—	322
Vesting of restricted stock units	384,390	—	—	—	—	—
Stock-based compensation	—	—	13,708	—	—	13,708
Unrealized loss on available-for-sale debt securities	—	—	—	(479)	—	(479)
Net loss	—	—	—	—	(75,812)	(75,812)
Balances at September 30, 2022	39,067,391	$4	$532,409	$(581)	$(435,579)	$96,253

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(75,812)	$(79,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,081	3,184
Amortization of operating right-of-use asset	1,197	—
Loss on disposal of property and equipment	—	45
Stock-based compensation	13,708	12,135
Amortization of discount or premium on available-for-sale securities	90	1,311
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,133)	(307)
Accounts payable	(1,671)	(358)
Accrued expenses	(2,136)	3,128
Other current liabilities	(236)	(1,111)
Deferred rent	—	16,967
Operating lease liabilities	(2,376)	—
Net cash used in operating activities	(65,288)	(44,814)
Cash Flows from Investing Activities
Purchase of property and equipment	(739)	(31,453)
Purchase of investments	(60,504)	(30,529)
Proceeds from maturities of investments	48,442	157,929
Net cash provided by (used in) investing activities	(12,801)	95,947
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	322	837
Proceeds from exercise of stock options	76	272
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	3,509	—
Principal payments on capital lease obligations	(4)	(36)
Net cash provided by financing activities	3,903	1,073
Net change in cash, cash equivalents and restricted cash	(74,186)	52,206
Cash, cash equivalents and restricted cash, beginning of period	96,204	62,441
Cash, cash equivalents and restricted cash, end of period	$22,018	$114,647

See accompanying notes to the unaudited condensed financial statements.

Atreca, Inc.

Condensed Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$3
Cash paid for income taxes	$—	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$30	$3,548

See accompanying notes to the unaudited condensed financial statements.

Notes to Unaudited Interim Condensed Financial Statements

1.            Business

Nature of Business

Atreca, Inc. (the “Company”) was incorporated in the State of Delaware on June 11, 2010 (“inception”), and is located in San Carlos, California. The Company is a biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. The Company's lead product candidate, ATRC-101, is a monoclonal antibody in clinical development with a novel mechanism of action and target derived from an antibody identified using its discovery platform. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 3, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the condensed financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates in the condensed financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, fair value of available-for-sale debt securities, incremental borrowing rate used for lease accounting and fair value of options granted under the Company's stock option plan.

Unaudited Interim Condensed Financial Statements

The accompanying condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, and statements of cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information contained in these notes to the condensed financial statements related to the three-month and nine-month periods ended September 30, 2022 and 2021 are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date.

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

In March 2022, the Company entered into an agreement with a third party for the assignment of certain non-core intellectual property. The initial consideration was classified as other income and recognized upon completion of the assignment. The agreement provides for additional consideration in the event of commercial exploitation of the intellectual property. The term of the agreement extends to the date of expiration of the last to expire of any of the assigned patents. The Company recorded no receivables under service and license agreements as of September 30, 2022 and December 31, 2021. The Company recorded no contract liabilities as of both September 30, 2022 and December 31, 2021.

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

The Company evaluated the Xencor Agreement under the provisions of ASC 606 and ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. The Company concluded that Xencor, Inc. is not a customer as there are no distinct units of account that are reflective of a vendor-customer relationship or exchange of consideration for the research activities. The Company’s share of any collaboration expense is recognized as an research and development expense on the Company’s condensed statement of operations.

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had a payable of $18,000 and a receivable of $25,000 under the research cost-sharing provision recorded in accrued expenses and prepaid and other current assets, respectively, on the accompanying condensed balance sheets as of September 30, 2022 and December 31, 2021, respectively.

In-Licensing Arrangements – Development

In April 2022, the Company entered into an Option and License Agreement (the “Option and License Agreement”), by and between the Company and Zymeworks Inc (“Zymeworks”). The Company received a license under certain of Zymeworks’ proprietary drug conjugate patents and know-how to perform preclinical research and development of antibody drug conjugates (“ADCs”). The aggregate consideration for the research license is $5.0 million. The Company also received an option to obtain an exclusive license to research, develop, manufacture, and commercialize certain ADCs for additional license fees and royalties. Unless earlier terminated or extended, the term of the research license and the commercial option is two years from the effective date.

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

The research license fee of $5.0 million was expensed to research and development expense in April 2022 in accordance with the Company's research and development expense policy.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as amended by the further legislation, provides an employee retention credit (“ERC”) to eligible employers, which is a refundable tax credit against certain employment taxes. In calendar 2021, the ERC was equal to 70% of qualified wages paid to employees up to $10,000 of qualified wages per employee for each of the first, second and third calendar quarters of 2021. The Company has determined that its aggregate eligible refundable credit for 2021 is $2.9 million. In May 2022, the Company filed the requisite claims for the eligible 2021 ERC.

The Company classified the ERC amounts as a reduction to payroll expense. During the nine months ended September 30, 2022, the Company recorded $2.4 million and $0.5 million related to the ERC within research and development expense and general and administrative expense, respectively, on the Company’s condensed statement of operations. As of September 30, 2022, the Company has a $2.9 million receivable balance from the United States government related to the CARES Act, which is recorded as other receivables in “Prepaid expenses and other current assets” on the Company’s condensed balance sheet.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.1 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively. These amounts as of September 30, 2022 and December 31, 2021 are included in deposits and other in the accompanying condensed balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the condensed balance sheets that sum to the total of the same amounts shown in the condensed statements of cash flows were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$20,903	$94,746
Restricted cash	1,115	1,458
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$22,018	$96,204

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at September 30, 2022 and December 31, 2021. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company has not experienced any losses on its deposits to date.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-02, and ASU 2022-02 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. The amendment replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. Topic 326 is effective for the Company as of January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact that adopting this guidance prospectively will have on the financial statements, and does not expect the adoption to have a material impact on the financial statements.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,890	$—	$—	$9,890
Certificates of deposit	924	—	—	924
Corporate debt securities	—	2,981	—	2,981
U.S. Treasury securities	62,916	—	—	62,916
Total	$73,730	$2,981	$—	$76,711

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$90,251	$—	$—	$90,251
Certificates of deposit	1,672	—	—	1,672
Corporate debt securities	—	6,089	—	6,089
U.S. Treasury securities	45,568	—	—	45,568
Total	$137,491	$6,089	$—	$143,580

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds, certificates of deposit, and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of both September 30, 2022 and December 31, 2021, the remaining contractual maturity of all marketable securities was less than two years.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
September 30, 2022	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$18,904	$—	$—	$18,904	$18,904	$—	$—
Available-for-sale:
U.S. Treasury securities	63,480	—	(564)	62,916	1,999	60,917	—
Corporate debt securities	2,991	—	(10)	2,981	—	2,981	—
Certificates of deposit	931	—	(7)	924	—	924	—
Total	$86,306	$—	$(581)	$85,725	$20,903	$64,822	$—

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2021	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$94,746	$—	$—	$94,746	$94,746	$—	$—
Available-for-sale:
U.S. Treasury securities	45,665	—	(97)	45,568	—	15,014	30,554
Corporate debt securities	6,093	—	(4)	6,089	—	6,089	—
Certificates of deposit	1,673	—	(1)	1,672	—	1,184	488
Total	$148,177	$—	$(102)	$148,075	$94,746	$22,287	$31,042

The Company evaluated the securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company has no intention to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2022.

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Vendor prepayments and deposits	$2,016	$2,681
Prepaid insurance	1,557	1,531
Prepaid facility maintenance fee	330	807
Other receivables	2,985	—
Interest receivables and other current assets	162	318
Total prepaid expenses and other current assets	$7,050	$5,337

6.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$13,573	$13,128
Furniture and fixtures	1,929	1,897
Computer hardware and software	1,540	1,433
Leasehold improvements	37,908	37,871
	55,065	54,329
Less accumulated depreciation and amortization	(15,395)	(11,314)
Total property and equipment, net	$39,670	$43,015

Depreciation and amortization expense was $1.4 million for each of the three months ended September 30, 2022 and 2021, respectively and $4.1 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation and related benefits	$3,232	$4,866
License fees	3,000	—
Contract research fees	2,408	5,521
Professional fees	185	189
Cease Use	—	475
Other	574	504
Total accrued expenses	$9,399	$11,555

8.           Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The Company was not party to any finance leases as of September 30, 2022.

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

The Company's future lease payments as of September 30, 2022, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company's condensed balance sheets (in thousands, except weighted-average data) are as follows:

Operating
Leases
Periods
2022 - remainder	$1,870
2023	7,635
2024	7,846
2025	8,064
2026	8,288
Thereafter	57,290
Total lease payments	$90,993
Less: imputed interest	(26,307)
Present value of lease liabilities	$64,686

Lease liabilities, current	3,434
Lease liabilities, noncurrent	61,252
Total lease liabilities	$64,686

Weighted-average remaining lease term (in years)	10.7
Weighted-average discount rate	6.64%

Lease expense under the Company’s operating leases was $1.5 million for the three months ended September 30, 2022 and $4.4 million for the nine months ended September 30, 2022. Variable lease expense for operating leases was $0.9 million and $2.6 million for the three months and nine months ended September 30, 2022, respectively. Rent expense recognized under ASC 840, inclusive of operating and maintenance costs, was $3.0 million and $10.9 million during the three months and nine months ended September 30, 2021, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2022 was $1.9 million and the nine months ended September 30, 2022 was $5.6 million.

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

As of September 30, 2022, there was no outstanding liability related to severance and employee benefit charges and does not expect to incur any material additional costs related to the reorganization.

11.           Capital Stock

Class A and Class B Common Stock

On June 2, 2019, the board of directors of the Company authorized the issuance of 650,000,000 shares of Class A common stock, $0.0001 par value per share, 50,000,000 shares of Class B common stock, $0.0001 par value per share and 300,000,000 shares of preferred stock, $0.0001 par value per share, upon the filing of the Company’s Amended and Restated Certificate of Incorporation in connection with the reverse stock split. Each holder of Class A common stock is entitled to one vote and each holder of Class B common stock is not entitled to vote except as may be required by law and shall not be entitled to vote on the election of directors at any time.

Sales Agreement

In August 2020, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of September 30, 2022, the Company issued and sold 1,493,361 shares of its Class A common stock. Net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million.

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

Stock Option Repricing

Effective June 13, 2022, the Company’s board of directors approved a one-time repricing of previously granted and outstanding vested and unvested stock options with exercise prices greater than or equal to $9.00 per share under the

2010 Plan and the 2019 Plan held by eligible employees. As a result, the exercise price for these awards was modified to $1.845 per share, which was the closing price of the Company’s Class A common stock as reported on the Nasdaq Global Select Market on June 13, 2022. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 3,606,163 vested and unvested stock options outstanding as of June 13, 2022 with original exercise prices ranging from $9.87 to $22.10, were repriced.

The repricing resulted in incremental stock-based compensation expense of $2.5 million, of which $0.2 million was expensed during the three months ended September 30, 2022, and $1.7 million during the nine months ended September 30, 2022. Remaining $0.8 million related to unvested stock option awards will be amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 1.2 years.

Stock Options

Stock option activity under the 2019 Plan and the 2010 Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2021	7,162,676	$11.25	8.2	$21
Granted	404,700	1.93
Exercised	(16,666)	4.56
Cancelled	(727,692)	8.69
Balances, September 30, 2022	6,823,018	$3.79	7.5	$8
Vested and expected to vest at September 30, 2022	6,823,018	$3.79	7.5	$8
Exercisable at September 30, 2022	4,252,602	$4.32	6.8	$8
Vested at September 30, 2022	4,252,602	$4.32	6.8	$8

The weighted-average exercise price, weighted-average remaining contractual life and aggregate intrinsic value as of September 30, 2022 reflect the impact of the stock option repricing discussed above. The weighted-average grant date fair value of options granted in the nine months ended September 30, 2022 and 2021 was $1.28 and $9.85, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life (in years)	—	6.01	5.88	5.97
Volatility	—%	90.0%	85.9%	91.4%
Risk-free interest rate	—%	1.0%	3.2%	0.6%

There were no option grants during the three months ended September 30, 2022.

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

The following table summarizes RSU activity for the nine months ended September 30, 2022:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2021	867,730	$6.15
RSUs Vested	(384,390)	6.15
RSUs Cancelled	(130,720)	6.15
Unvested Balances, September 30, 2022	352,620	$6.15

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. During the three months ended September 30, 2022 and 2021, the expense related to the ESPP was $0.2 million in both periods. During the nine months ended September 30, 2022 and 2021, the expense related to the ESPP was $0.7 million and $0.6 million, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	88.0 - 96.7%	91.1 - 98.5%	79.0 - 96.7%	91.1 - 107.6%
Risk-free interest rate	3.3 - 3.5%	0.1 - 0.2%	0.6 - 3.5%	0.1 - 0.2%

The Company recognized $3.9 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for each of the three months ended September 30, 2022 and 2021, respectively. The Company recognized $13.7 million and $12.1 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the nine months ended September 30, 2022 and 2021, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,869	$1,946	$6,576	$6,080
General and administrative	2,015	1,907	7,132	6,055
	$3,884	$3,853	$13,708	$12,135

No income tax benefits have been recognized in the condensed statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of September 30, 2022.

Unrecognized compensation expense as of September 30, 2022 totaled $15.5 million related to non-vested stock options with a remaining weighted-average requisite service period of 1.9 years and $1.9 million related to non-vested RSUs with a remaining weighted-average requisite service period of 0.9 years.

13.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.1 million for both of the three months ended September 30, 2022 and 2021 and $0.6 million for both of the nine months ended September 30, 2022 and 2021.

14.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options	6,823,018	6,014,991	6,823,018	6,014,991
Unvested restricted stock units	352,620	881,490	352,620	881,490
Common stock warrants	49,997	49,997	49,997	49,997
	7,225,635	6,946,478	7,225,635	6,946,478

15.          Related Party Transactions

The Company recorded expense of $0.3 million during each of the three months ended September 30, 2022 and 2021, and $0.9 million and $1.0 million during the nine months ended September 30, 2022 and 2021, respectively, related to intellectual property and other legal services performed by a related party. The Company has a payable of $0.1 million and $0.2 million to the related party at September 30, 2022 and December 31, 2021, respectively.

The Company recorded expense of $0.1 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively, related to legal services performed by a related party. The Company has a payable of $0.1 million to the related party as of both September 30, 2022 and December 31, 2021.

The Company recorded research and development expense of $63,000 during each of the three months ended September 30, 2022 and 2021, and $0.2 million during each of the nine months ended September 30, 2022 and 2021 under consulting agreements with a member of the Company’s board of directors. The Company has a payable of $74,000 to the member of the Company’s board of directors as of both September 30, 2022 and December 31, 2021.

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

Our lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with pembrolizumab, a PD-1 checkpoint inhibitor. ATRC-101 has been well-tolerated to date, with no dose-limiting toxicities in the monotherapy or combination cohorts. Enrollment in both cohorts is ongoing, and 67 participants have been enrolled to date. We expect additional data from both cohorts in the first quarter of 2023.

Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our large library of hit antibodies that bind preferentially to tumor tissue across patients. To that end, in April 2022, we provided an update on our preclinical pipeline in oncology, and we announced our next clinical candidate, ATRC-301. ATRC-301 is an antibody drug conjugate, or ADC, that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2, or EphA2. We initiated IND-enabling studies for ATRC-301, including a non-human primate toxicology study in September 2022. In November 2022, we announced that this study revealed safety signals, including bleeding, and as a result, we are discontinuing the development of ATRC-301. We continue to evaluate our anti-EphA2 antibodies in multiple weaponized formats and advance our other lead-stage oncology programs, including APN-497444, an ADC against a novel tumor glycan target, and APN-346958, a CD3 bispecific T-cell engager against an RNA-binding protein target. We are targeting one additional investigational new drug, or IND, per year in oncology beginning in 2024. Additionally, via internal efforts and partnerships, we are both continuing to develop our platform and combining the novel antibodies that are generated by our platform with antibody weaponization technologies.

Beyond oncology, in October 2021, we entered into a licensing agreement with the Bill & Melinda Gates Medical Research Institute (“Gates MRI”) for the development and commercialization of MAM01/ATRC-501 for the prevention of malaria. MAM01/ATRC-501 is an engineered version of an antibody that we discovered using our platform that targets the circumsporozoite protein of Plasmodium falciparum, the protozoan that causes the deadliest form of malaria. In November 2022, we announced that an IND for MAM01/ATRC-501 is expected to be filed by Gates MRI in the first quarter of 2023, and that Gates MRI expects to commence clinical development by the second half of 2023. We retain commercial rights in the U.S., Europe and parts of Asia, and potential product development opportunities in those regions include prevention of malaria for those traveling to malaria endemic regions.

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

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $23.1 million and $27.4 million for the three months ended September 30, 2022 and 2021, respectively and $75.8 million and $79.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $435.6 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of September 30, 2022, we had cash, cash equivalents and investments of $85.7 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. We expect our expenses will increase over time as we:

◾	complete clinical trials for ATRC-101 and initiate preclinical studies on any other additional product candidates that we may pursue in the future;
◾	continue research and development to expand our growing library of more than 2,000 antibodies and develop potential future product candidates from that collection;
◾	continue to invest in advancing our differentiated discovery platform, and the underlying technologies;
◾	seek marketing approvals for product candidates that successfully complete clinical trials;

◾	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
◾	implement additional operational, financial and management systems; and
◾	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Impact of COVID-19

In response to the COVID-19 pandemic, we have taken, and continue to take, proactive measures to prioritize health and safety, including of our employees and other personnel, and to maintain business continuity. We transitioned to a fully remote working environment in March 2020 and re-opened for certain personnel in June 2020 and for additional personnel in July 2021. In April 2022, the majority of our personnel resumed working on site. All onsite personnel are required to adhere to our COVID-19 safety protocols for their protection. In addition, in our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020 and 2021, and we continue to experience such delays in 2022, primarily in enrolling and treating patients due to COVID-19 protocols and site staff shortages.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of September 30, 2022, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines, as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration and spread of COVID-19, including its variants, and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease and other factors identified in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Given these uncertainties, COVID-19 and related global economic conditions could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, results of operations, and financial condition.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	September 30,		Change
	2022	2021	$	%

	(in thousands)
Operating expenses:
Research and development	$16,045	$18,721	$(2,676)	(14)%
General and administrative	7,247	8,796	(1,549)	(18)%
Total operating expenses	23,292	27,517	(4,225)	(15)%
Operating Loss	(23,292)	(27,517)	4,225	(15)%
Other income (expense), net:
Other income	—	158	(158)	(100)%
Interest income	233	36	197	547%
Interest expense	—	(1)	1	*
Loss on disposal of property and equipment	—	(34)	34	*
Total other income, net	233	159	74	47%
Net Loss	$(23,059)	$(27,358)	$4,299	(16)%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$5,901	$7,561
Product and other contract services	5,241	3,613
Laboratory supplies and equipment	1,604	2,871
Consulting, legal and other services	400	970
Facility related	1,853	2,560
Other	1,046	1,146
Total research and development expenses	$16,045	$18,721

Research and development expenses decreased by $2.7 million, or 14%, during the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to a $1.7 million decrease in personnel related expense due to restructuring and terminations, a $1.3 million decrease in laboratory supplies and equipment due to a lower headcount, and a lower facility related cost of $0.7 million due to the consolidation to the single San Carlos location, offset by an increase of $1.6 million product and preclinical contract services attributable to ATRC-301 research and development.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$4,024	$4,097
Consulting, legal and other services	952	651
Facility related	734	763
Other	1,537	3,285
Total general and administrative expenses	$7,247	$8,796

General and administrative expenses decreased by $1.5 million, or 18%, during the three months ended September 30, 2022 compared to the same period in 2021. The decrease is attributable to a one-time $1.5 million cease-use expense recognized in the third quarter of 2021 as a result of vacating the South San Francisco office space.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income decreased by $0.2 million during the three months ended September 30, 2022 compared to the same period in 2021 due to the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $233,000 during the three months ended September 30, 2022 as compared to $36,000 during the three months ended September 30, 2021 due primarily to an increase in interest rates, partially offset by a decrease in the investment balance.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations during the respective periods:

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%

	(in thousands)
Operating expenses:
Research and development	$53,062	$56,145	$(3,083)	(5)%
General and administrative	23,930	24,648	(718)	(3)%
Total operating expenses	76,992	80,793	(3,801)	(5)%
Operating Loss	(76,992)	(80,793)	3,801	(5)%
Other income (expense), net:
Other income	750	851	(101)	(12)%
Interest income	430	183	247	135%
Interest expense	—	(3)	3	*
Loss on disposal of property and equipment	—	(45)	45	*
Total other income, net	1,180	986	194	20%
Income tax expense	—	(1)	1	*
Net Loss	$(75,812)	$(79,808)	$3,996	(5)%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$20,266	$23,603
Product and other contract services	11,832	10,039
Laboratory supplies and equipment	5,669	7,618
Consulting, legal and other services	1,429	2,980
Research license fees	5,000	—
Facility related	5,636	9,240
Other	3,230	2,665
Total research and development expenses	$53,062	$56,145

Research and development expenses decreased by $3.1 million, or 5%, during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to a lower facility related cost of $3.6 million due to the consolidation to the single San Carlos location, a $3.3 million decrease in personnel related expense due to restructuring and terminations, a $1.9 million decrease in laboratory supplies and equipment due to a lower headcount, and a $1.6 million decrease in consulting, legal and other services, offset by a $5.0 million research license fee to perform preclinical research and development of ADCs and a $1.8 million increase in product and preclinical contract services attributable to ATRC-301 research and development.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$13,077	$12,859
Consulting, legal and other services	3,747	2,548
Facility related	2,006	2,893
Other	5,100	6,348
Total general and administrative expenses	$23,930	$24,648

General and administrative expenses decreased by $0.7 million, or 3%, during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease is attributable to a one-time $1.4 million cease-use expense recognized in the third quarter of 2021 as a result of vacating the South San Francisco office space, and lower facility related costs of $0.9 million due to the completion of San Carlos premises construction offset by a $1.2 million increase in consulting, legal and other services attributable to an increase in legal activities related to license agreements.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income decreased by $0.1 million during the nine months ended September 30, 2022 compared to the same period in 2021 attributable to the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $430,000 during the nine months ended September 30, 2022 as compared to $183,000 during the nine months ended September 30, 2021 due primarily to an increase in interest rates, partially offset by a decrease in the investment balance.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and investments totaling $85.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities.

As of September 30, 2022, we had an accumulated deficit of $435.6 million and cash used in operating activities of $65.3 million for the nine months then ended. Due to our significant research and development expenditures, we have generated significant operating losses since inception. To date, we have funded our operations primarily through the sale of convertible preferred stock and common stock.

In August 2020, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $100.0 million. As of September 30, 2022, we issued and sold 1,493,361 shares of our Class A common stock under the Sales Agreement. The net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(65,288)	$(44,814)
Cash provided by (used in) investing activities	(12,801)	95,947
Cash provided by financing activities	3,903	1,073
Net increase (decrease) in cash and cash equivalents and restricted cash	$(74,186)	$52,206

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities was $65.3 million, which consisted of a net loss of $75.8 million and a net change of $8.6 million in our net operating assets and liabilities, partially offset by $19.1 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $4.1 million, amortization of right-of-use asset of $1.2 million and stock-based compensation of $13.7 million. The change in operating assets and liabilities was primarily due to a $2.1 million decrease in accrued expenses attributable to settlement of cease use liabilities, a $2.1 million increase in prepaid expenses and other current assets attributable to employee retention credit receivables, a $2.4 million decrease in operating lease liabilities due to amortization and a $1.7 million decrease in account payables attributable to the payments made to contract manufacturers and preclinical service vendors.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, cash used in investing activities of $12.8 million was primarily related to $12.1 million in net purchase of investments.

For the nine months ended September 30, 2021, cash provided by investing activities of $95.9 million was primarily related to $127.4 million in net proceeds from maturities of investments, partially offset by $31.5 million in purchases of property and equipment, primarily related to leasehold improvements for the San Carlos Lease.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities was $3.9 million, which primarily related to $3.5 million of proceeds from the Class A common stock sales related to the sales agreement with Cowen and Company, LLC, pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell shares of its Class A common stock having an aggregate offering price of up to $100.0 million , net of underwriting discounts and commissions, $0.3 million and $0.1 million of proceeds from our 2019 Employee Stock Purchase Plan, or ESPP, and employee stock option exercises, respectively.

For the nine months ended September 30, 2021, cash provided by financing activities was $1.1 million, which primarily related to $0.8 million and $0.3 million of proceeds from our 2019 ESPP and employee stock option exercises, respectively.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $85.7 million and $148.1 million as of September 30, 2022 and December 31, 2021, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our Class A common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2021 Form 10-K, are set forth below and are unchanged substantively as of September 30, 2022, except for those risks designated by an asterisk (*).

Risk Factor Summary

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	ATRC-101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC-101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	The COVID-19 pandemic continues to impact our business, and could have a material adverse impact on our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates and develop and commercialize them.
●	Our approach to developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we have and will continue to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the United States Food and Drug Administration, or FDA, through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive approval for accelerated registration pathways from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2022, and December 31, 2021, we had accumulated deficits of $435.6 million and $359.8 million, respectively. For the three months ended September 30, 2022 and 2021, our net losses were $23.1 million and $27.4 million, respectively. For the nine months ended September 30, 2022 and 2021, our net losses were $75.8 million and $79.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

Before obtaining regulatory approval for the commercial distribution of product candidates, we or a partner must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We cannot be certain of the timely completion or outcome of our preclinical studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our preclinical programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

As a result of the COVID-19 pandemic, we have experienced, and may experience in the future, disruptions or delays in our clinical trial for ATRC-101. These disruptions or delays may affect, among other things, enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if COVID-19 containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data. For example, we have experienced delays in initiating sites, achieving patient compliance with study-related procedures, and enrolling and treating patients. We have worked, and continue to work, closely with our current and potential clinical trial sites to mitigate any disruptions or delays. However, COVID-19 may continue to have a negative impact on our clinical trial activities for ATRC-101, but we cannot predict the full extent of such impact at this time.

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

ATRC-101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.*

ATRC-101 may not possess certain properties that we currently believe are helpful for therapeutic effectiveness and safety. For example, although ATRC-101 has exhibited encouraging results in certain animal studies, including anti-tumor activity and safety, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product based on ATRC-101. If ATRC-101 or any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020 and 2021, and we continue to experience such delays in 2022, primarily in enrolling and treating patients due to COVID-19 protocols and site staff shortages. COVID-19 may continue to have a negative impact on our clinical trial activities for ATRC-101, but we cannot predict the full extent of such impact at this time.

The spread of COVID-19, which has caused a broad impact globally, may materially impact us economically. While the extent of the global economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has significantly increased economic uncertainty and has resulted in, and may continue to result in, significant disruption of, and volatility in, global financial markets, including changes in interest rates and inflation, which could reduce our ability to access capital and negatively affect our liquidity or could result in a recession or market correction, which could materially adversely affect our business, operations, and the value of our Class A common stock.

COVID-19 continues to evolve rapidly, and multiple variants of the virus that causes COVID-19 are circulating globally. We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines as well as our preclinical activities. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration and spread of COVID-19, including the recurrence of the pandemic or the emergence of novel variants, containment measures and other limitations and restrictions, business disruptions and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat COVID-19, including its variants. Given these uncertainties, we do not yet know the full extent of the potential impacts on our business, our clinical and regulatory activities, healthcare systems, or the global economy. As a result, COVID-19 could materially adversely affect our business, financial condition, results of operations, growth prospects, and our ability to execute on our business strategies in the future and potentially disrupt the business of third parties with whom we do business, including our existing and potential future collaborators, any of which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

A key element of our strategy is to use and expand our discovery platform to build a pipeline of product candidates. Our discovery platform is evolving, and we are only beginning to build a pipeline of product candidates. To date, our research and development efforts have resulted in our discovery of ATRC-101 and earlier stage preclinical assets. ATRC-101 and any of our other assets may not advance through research and development and ultimately be safe or effective as a cancer treatment, and we may not be able to develop any other product candidates. In addition, as a result of COVID-19, we have experienced disruptions and delays in our efforts, both internally and externally with third parties, to use and expand our discovery platform.

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

As of September 30, 2022, we had $85.7 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of September 30, 2022 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

In our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020 and 2021, and we continue to experience such delays in 2022, primarily in enrolling and treating patients due to COVID-19 protocols and site staff shortages. In addition, we are experiencing delays in enrolling and treating patients due to broader staff shortages in healthcare facilities, including at our clinical trial sites, and due to our updated clinical trial protocol that requires patients to have target expression in the tumor types under investigation. We are working closely with our current and potential clinical trial sites to mitigate any potential disruptions and delays. However, COVID-19, site staff shortages, our updated protocol, and other factors may continue to impact our clinical trial, including significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

Our understanding of the number of people who suffer from certain types of cancers and tumors that may be able to be treated with antibodies that have been and may in the future be identified by our discovery platform, including ATRC-101, is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our current or potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for ATRC-101 may be further reduced if our estimates of addressable populations are erroneous or sub-populations of patients do not derive benefit from ATRC-101.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop product candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immuno-oncology fields. We believe that while our discovery platform, its associated intellectual property, the characteristics of ATRC-101, and other potential future product candidates and our scientific and technical know-how together give us a competitive advantage in this space, competition from many sources remains.

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

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.*

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including John A. Orwin, our President and Chief Executive Officer, and Tito A. Serafini, our Chief Strategy Officer and Founder. We have a written employment agreement with each of Mr. Orwin and Dr. Serafini. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We completed a workforce reduction in June 2022, and, following the reduction, the number of our full-time employees further decreased from 105 as of June 30, 2022 to 91 as of September 30, 2022. Our success is dependent in part upon our ability to attract, develop and retain highly qualified employees, and the reductions in our workforce in 2022 may have adversely affected the morale of our existing employees, our culture, and our ability to attract and retain employees in the future.

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

As of September 30, 2022, we had 91 full-time employees. Our focus on the development of ATRC-101 and potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.*

We and our current and potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity or business associate in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (GDPR) may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of e20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. A recent decision of the European Court of Justice (CJEU) may increase the risk of GDPR litigation. Under the CJEU decision, a consumer protection association may bring representative actions alleging breaches of the GDPR even though a specific individual does not mandate the consumer protection association to act and a specific breach of any individual’s data protection rights is not demonstrated. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

We own a U.S. patent and patent applications pending before the U.S. Patent and Trademark Office and other national patent offices in connection with ATRC-101 and related antibody variants. We also have filed non-provisional patent applications related to other product candidates. However, there is no guarantee that such patent applications will issue as patents, nor any guarantee that issued patents will effectively protect ATRC-101 or other product candidates or will effectively prevent others from commercializing competitive products.

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

Our only product candidate, ATRC 101, is in early clinical development and its risk of failure is high. It is impossible to predict when or if ATRC 101 or any potential future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of any of our current or potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of ATRC 101 or potential future product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Further, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, in January 2021, President Biden issued an executive order that initiated a special enrollment period for obtaining health insurance coverage through the ACA marketplace, and instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The ACA may be subject to additional judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Comprehensive tax reform bills could adversely affect our business and financial condition.*

On December 20, 2017, the U.S. Congress passed the Tax Act, enacting comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others: a permanent reduction to the corporate income tax rate; a partial limitation on the deductibility of business interest expense; a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base); and a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. In addition, the IRA, among other things, imposes a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases.

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

The price of our Class A common stock is likely to be volatile. The market price for our Class A common stock has been, and may continue to be, impacted by many factors, including the other risks described in this “Risk Factors” section, including the following:

◾	our ability to advance ATRC-101 or potential future product candidates through preclinical studies and clinical trials;
◾	results of preclinical studies and clinical trials of ATRC-101 or potential future product candidates, or those of our competitors or potential future partners;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
◾	the success of competitive products or technologies;
◾	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
◾	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
◾	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
◾	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
◾	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
◾	our ability or inability to raise additional capital and the terms on which we raise it;
◾	the recruitment or departure of key personnel;
◾	changes in the structure of healthcare payment systems;

◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	announcement and expectation of additional financing efforts;
◾	speculation in the press or investment community;
◾	trading volume of our Class A common stock;
◾	sales of our Class A common stock by us or our stockholders;
◾	the concentrated ownership of our Class A common stock;
◾	changes in accounting principles;
◾	political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, in particular, the current conflict in Ukraine, terrorist activity and other security concerns in general;
◾	natural disasters and other calamities, including global health epidemics or other contagious diseases; and
◾	general economic, industry and market conditions, including changes in interest rates and inflation.

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

Based on the beneficial ownership of our capital stock as of September 30, 2022, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

We are an ‘‘emerging growth company’’ as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a ‘‘large accelerated filer,’’ which occurs when the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior September 30,or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a ‘‘smaller reporting company,’’ which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile.

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

ATRECA, INC.

Date:	November 10, 2022	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)