Form 10-K
period 2022-12-31
Atreca, Inc.
filed 2023-03-29
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by the Nasdaq Select Global Market on June 30, 2022 (the last business day of the registrant’s second fiscal quarter), was approximately $48.8 million. Shares of Class A common stock held by each executive officer and director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2023, the registrant had 32,441,143 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders, or the 2023 Proxy Statement are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2022, or Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, of this Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

◾	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and investigational new drug , or IND and other regulatory submissions;
◾	our expectations regarding the activity of ATRC-101 or potential future product candidates when administered in a human subject;
◾	our expectations and beliefs regarding the market for cancer therapies and development of the immuno-oncology industry;
◾	our ability to identify and develop product candidates for treatment of additional disease indications;
◾	our or a potential future collaborator's ability to obtain and maintain regulatory approval of any of our current or potential future product candidates;
◾	the rate and degree of market acceptance of any approved product candidates;
◾	the implementation of our business model and strategic plans for our business, technologies, and current or potential future product candidates;
◾	our or any potential future collaborator's ability to obtain and maintain intellectual property protection for our discovery platform and current or potential future product candidates and our ability to operate our business without infringing the intellectual property rights of others;
◾	anticipated synergies resulting from our collaborations;
◾	the effect of macroeconomic conditions, including but not limited to the COVID-19 pandemic, inflation, uncertain credit and global financial markets and geopolitical events; and
◾	other factors discussed elsewhere in this Form 10-K.

We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Risk Factors” under Part I, Item 1A of this Form 10-K and elsewhere in this Form 10-K. These risks are not exhaustive. Other sections of this Form 10-K include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statements” included in this Form 10-K and “Risk Factors” under Part I, Item 1A of this Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described in “Risk Factors” under Part I, Item 1A in this Form 10-K as part of your evaluation of an investment in our common stock.

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development efforts, which may materially and adversely affect our business, financial condition, results of operations and prospects.
●	ATRC-101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC-101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	The COVID-19 pandemic may continue to impact our business, and could have a material adverse impact on our business and our operations, including at our laboratories and office locations and at our clinical trial sites, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates and develop and commercialize them.
●	Our approach to developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we have and will continue to rely to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform primarily to discover and develop novel antibody-based therapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored oncology targets provides us with a significant competitive advantage over traditional approaches, which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody.

Our most advanced product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with pembrolizumab, a PD-1 checkpoint inhibitor. In 2022, we began limiting enrollment of subjects in our clinical trials to those with biopsies positive for the target of ATRC-101 as determined by a CAP-CLIA certified assay. To date, ATRC-101 continues to be well tolerated, and we have observed longer progression free survival in patients with high target expression in this study. Enrollment in both cohorts is ongoing, and 69 participants have been enrolled and dosed as of December 31, 2022. We expect additional data from both cohorts over the course of 2023, and we expect to make potential Phase 2 development decisions in late 2023.

Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our discovery platform. We expect the focus of our pre-clinical development efforts will be on lead-stage oncology programs, including APN-497444, an ADC against a novel tumor glycan target, and APN-346958, a CD3 bispecific T-cell engager against an RNA-binding protein target. We continue to aim for one additional IND per year in oncology with our next IND targeted in late 2024. In addition, we continue to develop our platform capabilities and to expand the weaponization technologies we have access to so that we can combine the novel antibodies that are generated by our platform with these antibody weaponization technologies to generate clinical candidates. In February 2023, we announced the first joint program, mutually selected with Xencor, Inc., or Xencor, for advancement under our existing strategic collaboration, combining an Atreca-discovered antibody with Xencor’s XmAb® bispecific Fc domain and a cytotoxic T-cell binding domain or CD3. The joint program is based on APN-346958, an Atreca-discovered antibody. APN-346958 recognizes an RNA-binding protein that is normally sequestered in the nucleus but is mislocalized to the cell surface in tumors. In preclinical studies, the XmAb bispecific antibody engineered against APN-346958’s target has demonstrated compelling anti-tumor activity and robust immune activation as evidenced by an increase in IFN gamma levels in plasma, and expansion of CD8+ T cells in the blood. Atreca and Xencor targeted to name a candidate from the program later in 2023, and Atreca targets an IND submission by early 2025.

In April 2022, we provided an update on our preclinical pipeline in oncology, and we announced our next clinical candidate, ATRC-301. ATRC-301 is an antibody drug conjugate, or ADC, that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2, or EphA2. We initiated IND-enabling studies for ATRC-301, including a non-human primate toxicology study in September 2022. In November 2022, we announced that this study revealed safety signals, including bleeding, and as a result, we discontinued the development of ATRC-301. We continue to evaluate our anti-EphA2 antibodies in multiple weaponized formats.

Beyond oncology, in October 2021, we entered into a licensing agreement with the Bill & Melinda Gates Medical Research Institute or Gates MRI to allow Gates MRI to develop and commercialize MAM01/ATRC-501 for the prevention of malaria in GAVI, the Vaccine Alliance, eligible countries located in malaria-endemic regions of the world, to advance its charitable purposes. MAM01/ATRC-501 is an engineered version of an antibody that we discovered using our platform that targets the circumsporozoite protein of Plasmodium falciparum, the protozoan that causes the deadliest form of malaria. In November 2022, we announced that an IND for MAM01/ATRC-501 is expected to be filed by Gates MRI in the first half of 2023, and that Gates MRI expects to commence clinical development by the second half of 2023. We retain commercial rights in the U.S., Europe and parts of Asia, and potential product development opportunities in those regions include prevention of malaria for those traveling to malaria endemic regions.

Our Strategy

Our goal is to become a leading biopharmaceutical company by utilizing our differentiated platform to discover and develop antibody-based therapeutics against novel targets. In pursuit of that strategy, we intend to:

◾	Rapidly advance our most advanced product candidate, ATRC-101, through clinical trials in multiple types of solid tumors. ATRC-101 is the first candidate identified using our discovery platform that has advanced into a clinical trial. ATRC-101 displays broad reactivity across a variety of human solid tumor samples and has demonstrated potent single-agent anti-tumor activity in preclinical models via a unique mechanism of action, which we term Driver Antigen Engagement. In February 2020, we commenced clinical studies to evaluate ATRC-101 in a monotherapy setting and in September 2021 we opened a new cohort to evaluate ATRC-101 in combination with a PD-1 checkpoint inhibitor. In 2022, we began limiting enrollment of subjects in our clinical trials to those with biopsies positive for the target of ATRC-101 as determined by a CAP-CLIA certified assay. To date, ATRC-101 continues to be well tolerated, and we have observed longer progression free survival in patients with high target expression in this study. We may also evaluate this candidate in combination with other agents in one or more solid tumors in the future.
◾	Continue efforts to develop a pipeline of antibody-based product candidates for oncology. While our only product candidate that is currently in clinical development is ATRC-101, we have utilized our differentiated drug discovery approach to identify over 2,000 distinct human antibodies targeting human tumors that can potentially provide the basis for additional product candidates. Our ongoing efforts are focused on identifying, analyzing and refining antibodies to generate clinical candidates that take advantage of various mechanisms of action and novel targets. We engineer some of our antibodies into various drug formats, such as ADCs and T-cell engaging bispecific antibodies, to drive anti-tumor activity. We intend to build out a proprietary pipeline of product candidates addressing large populations of patients across a range of solid tumors. We currently own worldwide rights to the oncology product candidates derived from our platform. Product candidates developed pursuant to activities undertaken with our collaborators may be subject to certain collaborator rights.
◾	Selectively enter into collaborations to enhance and expand our product pipeline as well as our drug development capabilities. We believe that the single agent anti-tumor activity of many of the antibodies discovered using our platform could be enhanced by incorporating potential collaborator technologies. We intend to continue to selectively form collaborations with partners to gain access to complementary technologies and expertise in order to develop product candidates with increased potential for anti-tumor activity.
◾	Continue to invest in our discovery platform to further enhance our ability to identify novel antibodies and to generate clinical candidates from our growing hit library. A key pillar of our discovery platform is our proprietary sample repository, which includes over 1,800 blood-derived samples sourced from over 500 patients representing over 30 different types of solid tumors. We plan to expand the scope of our repository and enhance other portions of our platform in order to maintain our leadership position in the discovery of novel targets including hematologic malignancies, non-autologous tumor tissue and antibodies that bind to them. We also plan to continue to enhance our capabilities to translate these proprietary findings into product candidates such as through further expansion of our target identification capabilities.
◾	Selectively enter into drug discovery partnerships with other life sciences companies to leverage the breadth and scale of our discovery platform. Our discovery platform has been optimized to allow us to operate effectively at scale, and by entering into discovery collaborations with larger pharma and biotech companies we believe we can generate significant non-dilutive capital via upfront payments, cost reimbursement, milestones and ultimately royalties. Given the significant need in oncology for novel targets, and antibodies that target them as potential therapeutics, leveraging our platform in this manner can be an efficient way to help support the capital requirements of the platform both for our internal use as well as for the needs of our potential partners.
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

Our discovery process begins by gathering blood samples, mostly through company-sponsored non-interventional clinical studies, from cancer patients before, during and after they undergo treatment, which can induce an active anti-tumor immune response. Through this process, we have built a broad repository of over 1,800 samples from over 500 donors, representing over 30 different solid tumor types. We then examine these samples for rare antibody-producing B cells called plasmablasts that are normally elevated during an active immune response. We believe that these human immune responses, which often occur over an extended period of time, generate antibodies accessible with our platform that would be difficult to obtain through shorter term, non-human immunization or in vitro strategies.

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

Pipeline Programs

ATRC-101

ATRC-101 is a monoclonal antibody derived from an antibody identified using our discovery platform in the active immune response of a patient. We believe that ATRC-101 may have broad potential as an immunotherapeutic agent in a range of solid tumors. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has also demonstrated robust anti-tumor activity as a single agent in multiple preclinical syngeneic tumor models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. ATRC-101 has also demonstrated preclinical activity in combination with other immunotherapeutics, including PD-1 checkpoint inhibitors, and we have demonstrated that certain chemotherapeutic agents can drive expression of the target of ATRC-101 in a variety of solid tumors. Both the mechanism of action of ATRC-101, which we refer to as Driver Antigen Engagement, and its target appear unlike those of other anti-tumor antibodies that have been or are currently in clinical development. In histology studies, we did not observe binding above background levels across a range of normal human tissues. Additionally, in repeat-dose safety studies in both mice and non-human primates, we did not observe a safety signal. We have identified the target of ATRC-101 as a ribonucleoprotein, or RNP, complex, containing RNA and a number of RNA binding proteins, to which ATRC-101 binds via a tumor-specific epitope.

We believe the mechanism of action of ATRC-101 involves systemic delivery of an agent targeting a RNP, which causes remodeling of the tumor microenvironment and the destruction of tumor cells via activating first the innate immune system, which then leads to an adaptive immune response that targets tumor tissue. While we believe that this mechanism is novel for a candidate therapeutic in oncology, the mechanism is known to drive immune responses in humans in autoimmune and infectious disease. With our knowledge of the target of ATRC-101, we believe other targets may exist that are capable of driving such activity when bound by an antibody.

We launched an open-label dose escalation monotherapy trial in patients with solid tumors in early 2020 and advanced into monotherapy expansion cohorts in 2021 based on the activity and safety profile we observed in the dose escalation portion of the study. We also opened a new cohort in late 2021 to evaluate ATRC-101 in combination with a PD-1 checkpoint inhibitor and we may explore ATRC-101 in combination with other agents as well, including with potentially select chemotherapeutics. In 2022, we began limiting enrollment of subjects in our clinical trials to those with biopsies positive for the target of ATRC-101 as determined by a CAP-CLIA certified assay. To date, ATRC-101 continues to be well tolerated, and we have observed longer progression free survival in patients with high target expression in this study. ATRC-101 demonstrates the ability of our platform to generate antibody candidates with novel targets and mechanisms of action.

We own worldwide rights to ATRC-101. We have filed multiple U.S. provisional patent applications relating to ATRC-101 and its variants. In February 2020, we filed a nonprovisional patent application in the U.S., an international patent application under the Patent Cooperation Treaty, and a patent application in Taiwan, each relating to ATRC-101 and its variants.

ATRC-501/MAM01

ATRC-501 is an engineered version of an antibody that we discovered using our platform that targets the circumsporozoite protein of Plasmodium falciparum, the protozoan that causes the deadliest form of malaria. We have entered into a licensing agreement with the Gates MRI for the development and commercialization of MAM01/ATRC-501 for the prevention of malaria. Under the agreement, Gates MRI will lead the development of MAM01/ATRC-501 and receive commercial rights in GAVI-eligible countries located in malaria-endemic regions of the world, while Atreca will retain commercial rights in the U.S., Europe and parts of Asia. Potential product development opportunities for Atreca include developing MAM01/ATRC-501 for prevention of malaria for those traveling to regions where the infection may be circulating.

In support of our efforts to improve the potency of MAM01/ATRC-501, in October 2022, we entered into the Grant Agreement with the Bill & Melinda Gates Foundation under which we were awarded a grant totaling up to $1.2 million for our continued work on the malaria program.

Weaponization Approaches

The adaptive immune response against tumor tissue in a patient, from which our platform identifies hit antibodies, generates antibodies that often recognize tumor tissue, but not necessarily those, delivered as a monoclonal, that can cause potent tumor cell killing via binding of these “naked” antibodies to their targets. In order to drive tumor cell killing using tumor-targeting antibodies, such antibodies can be “weaponized” to include additional protein domains or small molecules that engage both immunotherapeutic and other mechanisms. Two such weaponization approaches that we are pursuing are building T cell engagers and ADCs.

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

We are pursuing the discovery and development of bispecifics using our proprietary collection of novel tumor-targeting antibodies. To screen for the potential utility of an antibody-target pair, we first use antibody sequence information to create a bispecific T cell engager in one or more formats. We then test this bispecific for activity in vitro in industry-standard assays for T cell dependent cellular cytotoxicity, or TDCC. In these assays, primary human T cells isolated from a patient blood sample are co-incubated with tumor cells. The bispecific, in which the antibody-derived portion from our hit library is known to interact with the tumor cell, is added into the assay, and tumor cell killing is assessed over time. In this assay, a number of our hit antibodies converted into bispecifics display significant tumor cell killing activity.

In July 2020, we entered into a Collaboration and License Agreement with Xencor to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. This agreement calls for a three-year research program in which we will provide antibodies against novel tumor targets through our discovery platform from which Xencor. will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells.

In February 2023, we announced the first joint program, mutually selected with Xencor under our existing strategic collaboration, combining an Atreca-discovered antibody with Xencor’s XmAb® bispecific Fc domain and a cytotoxic T-cell binding domain CD3. The joint program is based on APN-346958, an Atreca-discovered antibody. APN-346958 recognizes an RNA-binding protein that is normally sequestered in the nucleus but is mislocalized to the cell surface in tumors. In preclinical studies, the XmAb bispecific antibody engineered against APN-346958’s target has demonstrated compelling anti-tumor activity and robust immune activation as evidenced by an increase in IFN gamma levels in plasma, and expansion of CD8+ T cells in the blood. Atreca and Xencor expect to name a candidate from the program later this year and Atreca target an IND submission no later than early 2025.

In the future, we also may selectively pursue additional partnerships to access additional bispecific formats, technologies and know-how in order to discover and develop T cell engagers based on novel antibody-target pairs discovered using our platform.

Antibody-drug conjugates

Cellular toxins can be conjugated to certain antibodies to generate cytotoxicity against tumor cells expressing their targets. Such ADCs require antibodies that internalize upon binding to their target. Once antibodies internalize, they also must be delivered to an intracellular compartment suitable for release of the toxin into the cell.

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

Our ADC strategy includes pursuing partnerships to access technologies and know-how to discover and develop product candidates with an ADC mechanism of action based on novel antibody-target pairs discovered using our platform. In April 2022 we announced we had entered into a License Agreement with Zymeworks Inc., or Zymeworks, which provided a two year research term for us to utilize their ZymeLink™ technology to develop novel ADCs. In addition, we announced our next clinical candidate, ATRC-301 which was an ADC utilizing the ZymeLink technology that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2, or EphA2. We initiated IND-enabling studies for ATRC-301, including a non-human primate toxicology study in September 2022. In November 2022, we announced that this study revealed safety signals, including bleeding, and as a result, we discontinued the development of ATRC-301. As a result, we are only evaluating our anti-EphA2 antibodies in other weaponized formats; however, we continue to evaluate many of our antibodies in an ADC format, including APN-497444, which is being evaluated as an ADC against a novel tumor glycan target.

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

We expect to compete with antibody, biologics and other therapeutic platforms and development companies who are also pursuing a similar discovery approach, including, but not limited to, companies such as Adaptive Biotechnologies Corporation, Neurimmune Holding AG, OncoResponse, Inc., Immunome, Inc., and Vir Biotechnology, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc. and Merck & Co., Inc. If ATRC-101 or potential future product candidates are eventually approved, they will compete with a range of treatments that are either in development or currently marketed. For example, we expect that ATRC-101 and our potential future product candidates may compete against traditional cancer therapies, such as chemotherapy, as well as cell-based treatments for cancer, such as CAR-T therapies. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect to become subject to additional competition.

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

As set out in "Risk Factors—Risks Related to Our Intellectual Property," under Part I, Item 1A of this Form 10-K our intellectual property and proprietary rights may be challenged, invalidated, circumvented, infringed or misappropriated, or may be insufficient to permit us to preserve or improve our competitive position.

Our intellectual property includes a portfolio of in-licensed and Atreca-owned patents and patent applications, relating to our discovery platform and the novel product candidates developed using that platform, including compositions of matter, methods of use, methods of treatment, diagnostics, and kits. Our lead immunotherapeutic product candidate, ATRC-101, is a monoclonal antibody with preclinical anti-tumor activity and is a variant of an antibody identified using our discovery platform.

As of February 15, 2023, we own:

◾	Issued patents in the U.S., China, Japan, Singapore, and Australia and pending patent applications in the U.S. and in multiple foreign countries relating to our platform-related technology;
◾	Issued patent in the U.S and pending patent applications in the PCT (Patent Cooperation Treaty), U.S. and in multiple foreign countries relating to ATRC-101 and related variants;
◾	Pending patent applications in the PCT, U.S. and Europe relating to our anti-malarial therapeutic antibodies;
◾	Pending PCT patent applications relating to our SARS-CoV-2 therapeutic antibodies;
◾	Pending PCT, U.S. and provisional U.S. applications related to our pipeline therapeutic candidates.

As of February 15, 2023, we exclusively license from Stanford University relating to our platform-related technology:

◾	Pending patent applications in the U.S. and in multiple foreign countries; and
◾	Issued patents in the U.S, Europe, Japan, South Korea, Australia, Mexico, New Zealand, Russia, Hong Kong, South Africa, Israel, and Canada.

As of February 15, 2023, we co-own:

◾	Pending U.S and European patent applications with collaborators relating to anti-HIV antibodies; and
◾	Issued U.S. patent and pending European patent application with a collaborator relating to anti-malarial antibodies.

Government Regulation

Our business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. However, compliance with existing or future governmental regulations could have a material impact on our business in subsequent periods. For additional details, please refer to “Risk Factors” under Part I, Item IA of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K for a discussion of these potential impacts.

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

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

◾	completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices, or GLP, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
◾	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
◾	approval of the protocol and related documentation by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each study may be initiated;
◾	performance of adequate and well-controlled human clinical trials according to the FDA's regulations commonly referred to as Good Clinical Practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
◾	submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
◾	payment of user fees for FDA review of the BLA (unless a fee waiver applies);
◾	a determination by the FDA within 60 days of its receipt of a BLA whether or not to accept the filing for review;
◾	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product's identity, strength, quality and purity;
◾	potential FDA audit of the clinical trial sites or of the sponsor that generated the data in support of the BLA; and
◾	FDA review and approval, or licensure, including consideration of the views of any FDA advisory committee, of the BLA.

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

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

◾	Phase 1. The biological product is studied in oncology indications, and the investigational product is initially introduced into patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, to identify possible side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
◾	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
◾	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These randomized clinical trials

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

We also must comply with the FDA's advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product's approved labeling (known as "off-label use,, industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or manufacturer to administrative or judicial actions, civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, license revocation, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

There have been executive and Congressional efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the coverage gap known as the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. The ACA may be subject to additional judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, in September 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Human Capital Resources

We believe our culture and commitment to our employees provides unique value to our company and our stockholders. We foster a collaborative, healthy, safe, and inclusive workplace for our employees. As of December 31, 2022, we had 90 full-time employees, 61 of whom were primarily engaged in research and development activities and 26 of whom had an M.D. or Ph.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

COVID-19 Response

In response to the ongoing COVID-19 pandemic, we have implemented and maintained health and safety standards and protocols for our onsite employees and enhanced our employee benefit programs. We have created a flexible work policy to enable employees to work remotely and expanded our ergonomic assessment program to support the safety and comfort of remote work. We require our onsite employees to adhere to our COVID-19 safety protocols as recommended by federal, state and local guidance, and we cover the cost of all COVID-19 testing for onsite employees. In addition, we have enhanced our mental health offerings, supported dynamic work schedules for working parents, and bolstered employees’ ability to use individual sick time.

Corporate Information

We were incorporated under the laws of the state of Delaware in June 2010. Our principal executive offices are located at 835 Industrial Road Suite 400, San Carlos, CA 94070. Our telephone number is (650) 595-2595. Our website address is www.atreca.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

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

Item 1A. Risk Factors

Our business and investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Form 10-K, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this 10-K before deciding whether to invest in our Class A common stock. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, prospects and stock price. In such case, the market price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock. This Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of December 31, 2022, and 2021, we had accumulated deficits of $456.9 million and $359.8 million, respectively. For the years ended December 31, 2022 and 2021, our net losses were $97.2 million and $109.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

We expect our net losses to increase substantially as we continue clinical development of our most advanced product candidate, ATRC-101, and continue to expand our pipeline. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our potential future partners, are unable to commercialize one or more of our product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development efforts, which may materially and adversely affect our business, financial condition, results of operations and prospects.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, our management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, our management considered the Company’s current financial condition and liquidity sources. Our management expects to generate operating losses and negative operating cash flows in the future and our management believes the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the date of issuance of the consolidated financial statements in this Form 10-K.

To mitigate our funding needs, we have taken, and plan to continue to take, proactive measures to enhance our liquidity position and provide additional financial flexibility, including, among other things, equity financing in fiscal year 2023 and reduced spending in fiscal years 2023 and 2024. While our management believes that our plan to address and alleviate the substantial doubt about our ability to continue as a going concern is probable of being achieved, and our consolidated financial statements have accordingly been prepared assuming that we will continue as a going concern, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. Our plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue as a going concern beyond one year from the date of issuance of the consolidated financial statements in this Form 10-K. For additional details, please refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources; Plan of Operations” under Part II, Item 7 of this Form 10-K.

If we are unable to obtain adequate additional capital resources to fund our liquidity needs, we will not be able to continue to operate our business pursuant to our current business plan, which would require us to further modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, including our drug development, regulatory, manufacturing, and research and development efforts, including extensive preclinical and clinical testing, and other activities or we may be forced to discontinue our operations entirely and/or liquidate our assets, in which case it is likely that equity investors would lose most or all of their investment. The substantial doubt about our ability to continue as a going concern may also affect the price of our Class A common stock, negatively impact relationships with third parties with whom we do business, including vendors, lenders and employees, prevent us from identifying, hiring or retaining the key personnel that may be necessary to operate and grow our business and limit our ability to raise additional capital. Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

ATRC-101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.

In February 2020, we initiated a Phase 1b clinical trial for ATRC-101 in patients with solid tumors, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with pembrolizumab, a PD-1 checkpoint inhibitor. We have no products on the market or that have gained regulatory approval. Other than ATRC-101, we currently have no product candidates and none of our potential future product candidates have ever been tested in humans. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with partners.

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

The COVID-19 pandemic may continue to impact our business and could have a material adverse impact on our business and our operations, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.

The COVID-19 pandemic may continue to impact our business and could have a material adverse impact on our business and operations as well as the business and operations of our manufacturers, CROs and other third parties with whom we conduct our business. We continue to monitor the situation and take appropriate actions as recommended by federal, state, and local guidance. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our business, operations and financial condition, but it could have a material adverse impact on our business, operations, preclinical and clinical studies, including:

◾	disruptions or delays in our preclinical studies or our clinical trial for ATRC-101, including enrolling patients, initiating sites, recruiting clinical site investigators and site personnel, achieving patient compliance with clinical trial protocols if containment measures or other limitations or restrictions impede patient movement or interrupt healthcare services, monitoring clinical trial sites due to travel restrictions related to COVID-19, and collecting sufficient clinical data
◾	disruptions or delays in our manufacturing activities, including our supply of preclinical, clinical, and commercial materials from existing third-party manufacturers and our ability to engage new third-party manufacturers;
◾	disruptions or delays in our existing and potential future collaboration activities, both internally and externally at collaborators;
◾	disruptions or delays in our efforts to use and expand our discovery platform, both internally and externally with third parties, including decreased productivity of our onsite lab-based personnel due to restrictions related to COVID-19 at our laboratory and office locations and delays in receiving necessary supplies and other materials;
◾	delays in activities of the FDA or other regulatory authorities related to our clinical trial for ATRC-101 or any future clinical trials;
◾	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
◾	changes in laws or regulations as a result of COVID-19 that may require us to change the ways in which our clinical trial is conducted and incur unexpected costs, or require us to discontinue the clinical trial;
◾	interruption in global commercial transportation and shipping that may affect the transport of clinical trial materials;
◾	delays in necessary interactions with local regulators, ethics committees and other agencies and contractors due to limitations in employee resources or forced furlough of government personnel;
◾	delays and decreased productivity as a result of our onsite personnel complying with restrictions related to COVID-19 at our laboratory and office locations, including our COVID-19 onsite safety protocols, and the potential closure of our laboratories and offices again due to future COVID-19 outbreaks where our laboratories and offices are located;
◾	disruptions, delays and decreased productivity in the event that our personnel contract COVID-19, including as a result of the full reopening of our laboratories and office locations and the return of personnel to these locations, which could necessitate quarantining and contact tracing efforts;
◾	disruptions or delays in using and expanding our discovery platform; and
◾	delays or difficulties in our ability to access capital.

For example, in our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020, 2021 and 2022, and we may continue to experience such delays in 2023, primarily in enrolling and treating patients due to COVID-19 protocols and site staff shortages. To the extent the COVID-19 pandemic continues, it could in the future have a material adverse effect on us and third parties with whom we conduct business, including on our clinical studies and our clinical trial for ATRC-101 and related timelines as well as our preclinical activities.

The extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our products. To the extent the COVID-19 pandemic continues to disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. As a result, COVID-19 could materially adversely affect our business, financial condition, results of operations, growth prospects, and our ability to execute on our business strategies in the future and potentially disrupt the business of third parties with whom we do business, including our existing and potential future collaborators, any of which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

As of December 31, 2022, we had $70.5 million in cash, cash equivalents, and investments. Based on our current operating plan, we believe that our cash, cash equivalents, and investments as of December 31, 2022 will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have primarily financed our operations through the sale of equity securities and payments and other income received under discovery services agreements not related to our primary business. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. For example, as a result of the COVID-19 pandemic or political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, in particular, the current conflict in Ukraine, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners. To date, we have not experienced any material interruptions in our operations. The extent and duration of the conflict, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption could also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section under Part I, Item 1A of this Form 10-K.

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

From time to time, we have entered into, and may enter into in the future, strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, in July 2020, we entered into a collaboration and license agreement with Xencor. Our ability to generate revenue from any of our strategic transactions will depend on our partners’ abilities to successfully perform the functions assigned to them in these transactions. We cannot predict the success of any of our strategic transactions.

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

If third parties on which we have relied, and will continue to rely, to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.

We have relied, and will continue to rely, on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to conduct, supervise and monitor certain preclinical studies and any clinical trials. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed or fail, or could be otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial. The FDA may require preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, including for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse impact on our commercial prospects and may impair our ability to generate revenue.

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

In our clinical trial for ATRC-101, we experienced delays related to COVID-19 in 2020, 2021, and 2022, and we may continue to experience such delays in 2023, primarily in enrolling and treating patients due to COVID-19 protocols and site staff shortages. In addition, we are experiencing delays in enrolling and treating patients due to broader staff shortages in healthcare facilities, including at our clinical trial sites, and due to our updated clinical trial protocol that requires patients to have target expression in the tumor types under investigation. We are working closely with our current and potential clinical trial sites to mitigate any potential disruptions and delays. However, COVID-19, site staff shortages, our updated protocol, and other factors may continue to impact our clinical trial, including significant disruptions or material delays in our ability to enroll patients, which could adversely impact the cost, timing, or outcome of our clinical trial for ATRC-101 and our ability to advance the development of ATRC-101.

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

We continue to work closely with our third-party manufacturers to mitigate any potential disruptions or delays to the supply of our preclinical, clinical, and commercial materials due to COVID-19. However, COVID-19 may lead to significant disruptions or material delays in our ability to receive these materials, and our ability to engage new third-party manufacturers, which could adversely impact our business, financial condition and results of operations.

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

We expect to compete with antibody, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Adaptive Biotechnologies Corporation, Neurimmune Holding AG, OncoResponse, Inc., Immunome, Inc., and Vir Biotechnology, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc. and Merck & Co., Inc. If ATRC-101 or potential future product candidates are eventually approved, they will compete with a range of treatments that are either in development or currently marketed. For example, we expect that ATRC-101 and our potential future product candidates may compete against traditional cancer therapies, such as chemotherapy, as well as cell-based treatments for cancer, such as CAR-T therapies.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including John A. Orwin, our President and Chief Executive Officer, and Tito A. Serafini, our Chief Strategy Officer and Founder. We have a written employment agreement with each of Mr. Orwin and Dr. Serafini. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We completed a workforce reduction in June 2022, and, following the reduction, the number of our full-time employees further decreased from 105 as of June 30, 2022 to 90 as of December 31, 2022. Our success is dependent in part upon our ability to attract, develop and retain highly qualified employees, and the reductions in our workforce in 2022 may have adversely affected the morale of our existing employees, our culture, and our ability to attract and retain employees in the future.

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

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of e20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR will increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. A recent decision of the European Court of Justice, or CJEU, may increase the risk of GDPR litigation. Under the CJEU decision, a consumer protection association may bring representative actions alleging breaches of the GDPR even though a specific individual does not mandate the consumer protection association to act and a specific breach of any individual’s data protection rights is not demonstrated. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In addition, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

We in-license exclusive rights, including patents and patent applications relating to our discovery platform, from the Board of Trustees of the Leland Stanford Junior University, or Stanford University. Patent applications for this in-licensed technology are still pending before the U.S. Patent and Trademark Office and other national patent offices. There is no guarantee that such patent applications will issue as patents, nor any guarantee that any issued patents that we have or may obtain will provide adequate protection for the in-licensed technology or any meaningful competitive advantage.

We also own several patents and applications on our own technology relating to our discovery platform. There is no guarantee that any patents covering this technology will issue from the patent applications we own. Nor is there any guarantee that issued patents that we have or may obtain will provide adequate protection for our discovery platform or any meaningful competitive advantage.

We own a U.S. patent and patent applications pending before the U.S. Patent and Trademark Office and other national patent offices in connection with ATRC-101 and related antibody variants. We also have filed non-provisional patent applications related to other product candidates. However, there is no guarantee that such patent applications will issue as patents, nor any guarantee that issued patents that we have or may obtain will effectively protect ATRC-101 or other product candidates or will effectively prevent others from commercializing competitive products.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Further, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. The ACA may be subject to additional judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Additionally, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries, Presidential executive orders, and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

The price of our Class A common stock is likely to be volatile. The market price for our Class A common stock has been, and may continue to be, impacted by many factors, including the other risks described in “Risk Factors” under Part I, Item 1A of this Form 10-K, including the following:

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

Based on the beneficial ownership of our capital stock as of December 31, 2022, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

We are an ‘‘emerging growth company’’ as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a ‘‘large accelerated filer,’’ which occurs when the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a ‘‘smaller reporting company,’’ which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Select Global Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 4.   Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information for Common Stock

Our Class A common stock is traded on Nasdaq under the symbol “BCEL.” Our Class B Common Stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock.

Holders of Record

As of March 13, 2023, there were 50 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $1.42 per share as reported on Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 13, 2023, there were 2 stockholders of record of our Class B common stock.

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

Item 6. [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included, “Financial Statements and Supplementary Data,” under Part II, Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involves risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” under Part I, Item 1A of this Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended December 31 and the associated quarters, months and periods of those fiscal years.

Overview

We are a clinical-stage biopharmaceutical company utilizing our differentiated platform primarily to discover and develop novel antibody-based therapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored oncology targets provides us with a significant competitive advantage over traditional approaches, which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody.

Our most advanced product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with pembrolizumab, a PD-1 checkpoint inhibitor. In 2022, we began limiting enrollment of subjects in our clinical trials to those with biopsies positive for the target of ATRC-101 as determined by a CAP-CLIA certified assay. To date, ATRC-101 continues to be well tolerated, and we have observed longer progression free survival in patients with high target expression in this study. Enrollment in both cohorts is ongoing, and 69 participants have been enrolled and dosed as of December 31, 2022. We expect additional data from both cohorts over the course of 2023, and and we expect to make potential Phase 2 development decisions in late 2023.

Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our discovery platform. We expect the focus of our pre-clinical development efforts will be on lead-stage oncology programs, including APN-497444, an ADC against a novel tumor glycan target, and APN-346958, a CD3 bispecific T-cell engager against an RNA-binding protein target. We continue to aim for one additional IND per year in oncology with our next IND targeted in late 2024. In addition, we continue to develop our platform capabilities and to expand the weaponization technologies we have access to so that we can combine the novel antibodies that are generated by our platform with these antibody weaponization technologies to generate clinical candidates. In February 2023, we announced the first joint program, mutually selected with Xencor, Inc., or Xencor, for advancement under our existing strategic collaboration, combining an Atreca-discovered antibody with Xencor’s XmAb® bispecific Fc domain and a cytotoxic T-cell binding domain or CD3. The joint program is based on APN-346958, an Atreca-discovered antibody. APN-346958 recognizes an RNA-binding protein that is normally sequestered in the nucleus but is mislocalized to the cell surface in tumors. In preclinical studies, the XmAb bispecific antibody engineered against APN-346958’s target has demonstrated compelling anti-tumor activity and robust immune activation as evidenced by an increase in IFN gamma levels in plasma, and expansion of CD8+ T cells in the blood. Atreca and Xencor targeted to name a candidate from the program later in 2023, and Atreca targets an IND submission by early 2025.

In April 2022, we provided an update on our preclinical pipeline in oncology, and we announced our next clinical candidate, ATRC-301. ATRC-301 is an antibody drug conjugate, or ADC, that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2, or EphA2. We initiated IND-enabling studies for ATRC-301, including a non-human primate toxicology study in September 2022. In November 2022, we announced that this study revealed safety signals, including bleeding, and as a result, we discontinued the development of ATRC-301. We continue to evaluate our anti-EphA2 antibodies in multiple weaponized formats.

Beyond oncology, in October 2021, we entered into a licensing agreement with the Bill & Melinda Gates Medical Research Institute or Gates MRI to allow Gates MRI to develop and commercialize MAM01/ATRC-501 for the prevention of malaria in GAVI, the Vaccine Alliance, eligible countries located in malaria-endemic regions of the world, to advance its charitable purposes. MAM01/ATRC-501 is an engineered version of an antibody that we discovered using our platform that targets the circumsporozoite protein of Plasmodium falciparum, the protozoan that causes the deadliest form of malaria. In November 2022, we announced that an IND for MAM01/ATRC-501 is expected to be filed by Gates MRI in the first half of 2023, and that Gates MRI expects to commence clinical development by the second half of 2023. We retain commercial rights in the U.S., Europe and parts of Asia, and potential product development opportunities in those regions include prevention of malaria for those traveling to malaria endemic regions.

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

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $97.2 million and $109.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $456.9 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of December 31, 2022, we had cash, cash equivalents and investments of $70.5 million. Although it is difficult to predict our funding requirements, we anticipate that our cash, cash equivalents and marketable securities as of December 31, 2022, should enable us to fund our operations for at least the next 12 months, assuming our programs and collaborations advance as currently contemplated.

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

Impact of COVID-19

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of December 31, 2022, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, the extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for our products. To the extent the COVID-19 pandemic continues to disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. As a result, COVID-19 could materially adversely affect our business, financial condition, results of operations, growth prospects, and our ability to execute on our business strategies in the future and potentially disrupt the business of third parties with whom we do business, including our existing and potential future collaborators, any of which could also have the effect of heightening many of the other risks and uncertainties described in Part I, Item 1A. ‘‘Risk Factors’’ in this Annual Report on Form 10-K. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, results of operations, and financial condition.

Financial Operations Overview

Revenue

We have no products approved for marketing or commercial sale and have never generated any revenue from product sales.

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts, salaries, employee benefits and stock-based compensation for personnel contributing to research and development activities, laboratory supplies, outsourced research and development expenses, professional services and allocated facilities-related costs. We expect to continue to incur significant research and development expenses in the foreseeable future as we continue to invest in our differentiated discovery platform to expand our pipeline of product candidates, advance our product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of our product candidates.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit and accounting services. We expect to continue to incur significant general and administrative expenses as we continue to support the growth of our business and incur the costs of compliance associated with being a public company.

Interest and Other Income (Expense)

Interest and other income (expense) includes amounts received from partners for research and discovery services and for assignment to other parties of non-core intellectual property, interest income earned on our cash, cash equivalents and investments, interest expense and gains or losses on the periodic disposals of property and equipment.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations during the respective periods:

	Year Ended
	December 31,		Change
	2022	2021	$	%

	(in thousands)
Operating expenses:
Research and development	$66,829	$78,349	$(11,520)	(15)%
General and administrative	31,466	31,954	(488)	(2)%
Asset impairment	449	—	449	*
Total operating expenses	98,744	110,303	(11,559)	(10)%
Operating Loss	(98,744)	(110,303)	11,559	(10)%
Other income (expense), net:
Other income	770	851	(81)	(10)%
Interest income	817	207	610	295%
Interest expense	—	(3)	3	*
Loss on disposal of property and equipment	—	(77)	77	*
Total other income, net	1,587	978	609	62%
Income tax expense	—	(1)	1	*
Net Loss	$(97,157)	$(109,326)	$12,169	(11)%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$25,202	$31,670
Product and other contract services	16,176	16,502
Laboratory supplies and equipment	6,927	11,334
Consulting, legal and other services	1,747	3,885
Research license fees	5,000	—
Facility related	7,453	11,179
Other	4,324	3,779
Total research and development expenses	$66,829	$78,349

Research and development expenses decreased by $11.5 million, or 15%, during the year ended December 31, 2022 compared to the same period in 2021. The decrease was primarily attributable to a $6.5 million decrease in personnel related expense due to restructuring and terminations, a $4.4 million decrease in laboratory supplies and equipment due to a lower headcount, lower facility related costs of $3.7 million due to the consolidation to the single San Carlos location and $2.1 million decrease in consulting, legal and other services, offset by a $5.0 million research license fee to perform preclinical research.

We operate as a single segment business of therapeutic drug discovery and development. Accordingly, personnel and other fixed costs are not allocated among separate business activities. However, our third-party out of pocket costs for our single clinical asset, ATRC-101, represented approximately 12.0% and 12.8% of total research and development expenses in 2022 and 2021, respectively. Those costs consisted predominantly of the costs associated with the ongoing clinical studies as well as process development and manufacturing costs of ATRC-101 utilized in the studies.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Personnel related (including stock‑based compensation)	$17,113	$17,135
Consulting, legal and other services	4,585	3,219
Facility related	2,823	3,509
Other	6,945	8,091
Total general and administrative expenses	$31,466	$31,954

General and administrative expenses decreased by $0.5 million, or 2%, during the year ended December 31, 2022 compared to the same period in 2021. The decrease is attributable to a one-time $1.5 million cease-use expense recognized in the third quarter of 2021 as a result of vacating the South San Francisco office space, and lower facility related costs of $0.7 million due to the completion of San Carlos premises construction offset by a $1.4 million increase in consulting, legal and other services attributable to an increase in legal activities related to license agreements.

Asset Impairments

In December 2022, the Company identified certain long-lived assets no longer utilized under current or expected future operations. Accordingly, the Company recognized impairment expense of $0.4 million in 2022. The Company did not record any impairment of long-lived assets in 2021.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements. Other income decreased by $0.1 million during the year ended December 31, 2022 compared to the same period in 2021 due to the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $0.8 million during the year ended December 31, 2022 compared to $0.2 million during the year ended December 31, 2021 due primarily to a significant increase in market interest rates, partially offset by a decrease in the investment balance.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of December 31, 2022, we had cash, cash equivalents and investments totaling $70.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities and corporate debt securities.

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

In August 2020, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $100.0 million. As of December 31, 2022, we issued and sold 1,493,361 shares of our Class A common stock have been sold under the Sales Agreement. The net proceeds from the sales was $7.9 million after deducting underwriting fee of $0.3 million and issuance costs of $0.3 million. As of December 31, 2022, we had an accumulated deficit of $456.9 million.

Our management evaluates whether there are relevant conditions and events that in the aggregate raise substantial doubt about our ability to continue as a going concern and to meet our obligations as they become due within one year from the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviate substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management intends on completing additional equity financing and reducing spending in fiscal 2023 and 2024. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash is probable. Accordingly, we believe our plan will be sufficient to alleviate substantial doubt for a period of at least 12 months from the date of issuance of these consolidated financial statements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed in “Risk Factors” under Part I, Item 1A of this Form 10-K. Nonetheless, in order to advance our current and potential future product candidates through development and to regulatory approval and commercialization, we will need to raise significant additional capital and obtain funding or other resources through such arrangements. Neither may be possible and, as a result, we may be required to delay, scale back or discontinue development of such product candidates, which could have a material adverse effect on our business, operating results and prospects.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

In July 2019, we entered into a lease agreement, or the San Carlos Lease, for the lease of approximately 99,557 rentable square feet of office space located in San Carlos, California. The term of the San Carlos Lease commenced in August 2020, and the premises were delivered to us for the construction of certain tenant improvements. The term will end in April 2033. Base rent for the San Carlos Lease is $557,519 per month, with annual increases of 3%. We are obligated to maintain a security deposit of $1.1 million in the form of a letter of credit. The operating lease obligations discussed in Note 8, Leases, in our Notes to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Leases represent operating lease obligations related to the San Carlos Lease.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Cash used in operating activities	$(80,721)	$(60,920)
Cash provided by investing activities	12,548	89,237
Cash provided by financing activities	3,903	5,446
Net increase (decrease) in cash and cash equivalents and restricted cash	$(64,270)	$33,763

Cash Flows from Operating Activities

For the year ended December 31, 2022, cash used in operating activities was $80.7 million, which consisted of a net loss of $97.2 million and a net change of $8.0 million in our net operating assets and liabilities, partially offset by $24.5 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $1.9 million decrease in accrued expenses attributable to settlement of cease use liabilities, a $2.4 million increase in prepaid expenses and other current assets attributable to employee retention credit receivables, a $3.2 million decrease in operating lease liabilities due to amortization and a $1.6 million decrease in account payables attributable to the payments made to contract manufacturers and preclinical service vendors. The non-cash charges consisted of depreciation and amortization of $5.5 million, stock-based compensation of $16.9 million and amortization of right-of-use asset of $1.6 million.

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

Cash Flows from Investing Activities

For the year ended December 31, 2022, cash provided by investing activities of $12.5 million was primarily related to $13.4 million in net proceeds from maturities of investments, partially offset by $0.9 million in purchases of property and equipment.

For the year ended December 31, 2021, cash provided by investing activities of $89.2 million was primarily related to $124.3 million in net proceeds from maturities of investments, partially offset by $35.1 million in purchases of property and equipment, primarily related to leasehold improvements for the San Carlos Lease.

Cash Flows from Financing Activities

For the year ended December 31, 2022, cash provided by financing activities was $3.9 million, which primarily related to $3.5 million of proceeds from the Class A common stock sales related to the Sales Agreement with Cowen and Company, LLC, pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell shares of its Class A common stock having an aggregate offering price of up to $100.0 million, net of underwriting discounts and commissions, $0.3 million and $0.1 million of proceeds from our 2019 Employee Stock Purchase Plan, or ESPP, and employee stock option exercises, respectively.

For the year ended December 31, 2021, cash provided by financing activities was $5.4 million, which primarily related to $4.4 million proceeds from the common stock sales related to the ATM program, net of underwriting discounts and commissions, $0.8 million and $0.3 million of proceeds from our 2019 ESPP and employee stock option exercises, respectively.

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Property, Plant & Equipment—Overall, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, we write down the assets to their estimated fair values and recognize the loss in the Statements of Operations and Comprehensive Loss.

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

We elected to use this extended transition period for complying with new or revised accounting standards, including but not limited to Topic 842, the new lease accounting standard, that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We early adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or Accounting Standards Codification Topic 606, and Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or Accounting Standards Codification Topic 718, as the JOBS Act does not preclude an emerging growth company from early adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of our first fiscal year in which we have total annual gross revenues of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our voting and non-voting common equity that is held by non-affiliates is equal to or exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

For additional details, please refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Atreca, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atreca, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2022, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) and subsequent amendments, using the modified retrospective transition method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.    We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

San Francisco, California

March 29, 2023

PCAOB ID Number 100

Atreca, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$30,819	$94,746
Investments	39,676	22,287
Prepaid expenses and other current assets	7,531	5,337
Total current assets	78,026	122,370
Property and equipment, net	37,972	43,015
Operating lease right-of-use assets	36,056	—
Long-term investments	—	31,042
Deposits and other	2,976	3,630
Total assets	$155,030	$200,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,741	$3,352
Accrued expenses	9,681	11,555
Operating lease liabilities, current portion	3,544	—
Other current liabilities	1,327	1,992
Total current liabilities	16,293	16,899
Deferred rent	—	28,229
Operating lease liabilities, net of current portion	60,331	—
Total liabilities	76,624	45,128
Commitment and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both December 31, 2022 and 2021; 32,351,950 and 31,043,356 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both December 31, 2022 and 2021; 6,715,441 shares issued and outstanding as of both December 31, 2022 and 2021	1	1
Additional paid-in capital	535,592	514,794
Accumulated other comprehensive loss	(266)	(102)
Accumulated deficit	(456,924)	(359,767)
Total stockholders’ equity	78,406	154,929
Total liabilities and stockholders’ equity	$155,030	$200,057

See accompanying notes to financial statements.

Atreca, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021

Expenses
Research and development	$66,829	$78,349
General and administrative	31,466	31,954
Asset impairment	449	—
Total expenses	98,744	110,303
Interest and other income (expense)
Other income	770	851
Interest income	817	207
Interest expense	—	(3)
Loss on disposal of property and equipment	—	(77)
Loss before income tax expense	(97,157)	(109,325)
Income tax expense	—	(1)
Net loss	$(97,157)	$(109,326)
Net loss per share, basic and diluted	$(2.52)	$(2.95)
Weighted-average shares used in computing net loss per share, basic and diluted	38,593,894	37,038,195

See accompanying notes to financial statements.

Atreca, Inc.

Statements of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021

Net loss	$(97,157)	$(109,326)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities	(164)	(160)
Comprehensive loss	$(97,321)	$(109,486)

See accompanying notes to financial statements.

Atreca, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
Year Ended December 31, 2021	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	36,804,603	$4	$492,436	$58	$(250,441)	$242,057
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	793,361	—	4,372	—	—	4,372
Issuance of common stock upon exercise of options	47,061	—	273	—	—	273
Issuance of common stock under the Employee Stock Purchase Plan	113,772	—	837	—	—	837
Stock-based compensation	—	—	16,876	—	—	16,876
Unrealized loss on available-for-sale debt securities	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(109,326)	(109,326)
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929

				Accumulated
			Additional	Other		Total
Year Ended December 31, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	700,000	—	3,509	—	—	3,509
Issuance of common stock upon exercise of options	16,666	—	76	—	—	76
Issuance of common stock under the Employee Stock Purchase Plan	207,538	—	322	—	—	322
Vesting of restricted stock units	384,390	—	—	—	—	—
Stock-based compensation	—	—	16,891	—	—	16,891
Unrealized loss on available-for-sale debt securities	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(97,157)	(97,157)
Balances at December 31, 2022	39,067,391	$4	$535,592	$(266)	$(456,924)	$78,406

See accompanying notes to financial statements.

Atreca, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(97,157)	$(109,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,459	4,550
Asset impairment	449	—
Amortization of operating right-of-use asset	1,622	—
Loss on disposal of property and equipment	—	77
Stock-based compensation	16,891	16,876
Amortization of discount or premium on available-for-sale securities	56	1,480
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,441)	2,987
Accounts payable	(1,611)	1,267
Accrued expenses	(1,854)	5,388
Other current liabilities	1,052	(910)
Deferred rent	—	16,691
Operating lease liabilities	(3,187)	—
Net cash used in operating activities	(80,721)	(60,920)
Cash Flows from Investing Activities
Purchase of property and equipment	(885)	(35,090)
Purchase of investments	(62,454)	(53,803)
Proceeds from maturities of investments	75,887	178,130
Net cash provided by investing activities	12,548	89,237
Cash Flows from Financing Activities
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	322	837
Proceeds from exercise of stock options	76	273
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	3,509	4,385
Principal payments on capital lease obligations	(4)	(49)
Net cash provided by financing activities	3,903	5,446
Net change in cash, cash equivalents and restricted cash	(64,270)	33,763
Cash, cash equivalents and restricted cash, beginning of period	96,204	62,441
Cash, cash equivalents and restricted cash, end of period	$31,934	$96,204

See accompanying notes to financial statements.

Atreca, Inc.

Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$3
Cash paid for income taxes	$—	$1
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs related to "at-the-market" offering included in accounts payable	$—	$13
Purchases of property and equipment included in accounts payable and accrued liabilities	$13	$33

See accompanying notes to financial statements.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

1.            Business

Nature of Business

Atreca, Inc., or the Company, was incorporated in the State of Delaware on June 11, 2010, or inception date, and is located in San Carlos, California. The Company is a clinical stage biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. The Company's lead product candidate, ATRC-101, is a monoclonal antibody in clinical development with a novel mechanism of action and target derived from an antibody identified using its discovery platform. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission, or SEC, include the accounts of the Company.

Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management intends on completing additional equity financing and reducing spending in fiscal 2023 and 2024. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully reduce expenses to align with our available cash is probable. Accordingly, we believe our plan will be sufficient to alleviate substantial doubt for a period of at least 12 months from the date of issuance of these consolidated financial statements.3

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates in the financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, fair value of available-for-sale debt securities, incremental borrowing rate used for lease accounting and fair value of options granted under the Company's stock option plan.

Other Income

Other income is comprised of amounts earned from services performed under service agreements. The Company follows the provisions of Accounting Standards Update 2014-09 Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606. The guidance provides a unified model to determine how income is recognized.

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

In October, 2022, the Company entered into the Grant Agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $1.2 million for its malaria program. The parties amended the agreement in December 2022 to extend the grant term. During the year ended December 31, 2022, the Company recognized $20,000 of income related to the Grant Agreement and had $1.2 million of unused funds received recorded as deferred revenue within accrued and other current liabilities.

The Company recorded no receivables under service and license agreements as of December 31, 2022 and 2021. The Company recorded $13,000 receivable under service agreement included in prepaid expenses and other current assets as December 31, 2020. The Company recorded 1.2 million contract liabilities as of December 31, 2022. The Company recorded zero and $0.8 million contract liabilities included in other current liabilities, as of December 31, 2021 and 2020, respectively.

Collaborations

Historically, the Company has entered into a number of discovery collaborations as the Company developed its discovery platform. These collaborations have generally focused on identifying novel antibodies in areas of significant unmet medical need.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

In July 2020, the Company entered into a Collaboration and License Agreement with Xencor, Inc., or Xencor Agreement, to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. Under the Xencor Agreement, the Company and Xencor, Inc. will engage in a three-year research program in which the Company will provide antibodies against novel tumor targets through its discovery platform from which Xencor, Inc. will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50% of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, the Xencor Agreement allows each partner the option to pursue up to two programs independently, with a mid-to high-single digit percent royalty payable on net sales to the other partner.

The Company evaluated the Xencor Agreement under the provisions of ASC 606 and ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. The Company concluded that Xencor, Inc. is not a customer as there are no distinct units of account that are reflective of a vendor-customer relationship or exchange of consideration for the research activities. The Company’s share of any collaboration expense is recognized as an research and development expense on the Company’s statements of operations.

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had a payable of $12,000 and a receivable of $25,000 under the research cost-sharing provision recorded in accrued expenses and prepaid and other current assets, respectively, on the accompanying balance sheets as of December 31, 2022 and December 31, 2021, respectively.

In-Licensing Arrangements – Development

In April 2022, the Company entered into an Option and License Agreement, or Option and License Agreement, by and between the Company and Zymeworks Inc, or Zymeworks. The Company received a license under certain of Zymeworks’ proprietary drug conjugate patents and know-how to perform preclinical research and development of antibody drug conjugates, or ADCs. The aggregate consideration for the research license is $5.0 million. The Company also received an option to obtain an exclusive license to research, develop, manufacture, and commercialize certain ADCs for additional license fees and royalties. Unless earlier terminated or extended, the term of the research license and the commercial option is two years from the effective date.

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

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security, or CARES Act, as amended by the further legislation, provides an employee retention credit, or ERC, to eligible employers, which is a refundable tax credit against certain employment taxes. In calendar 2021, the ERC was equal to 70% of qualified wages paid to employees up to $10,000 of qualified wages per employee for each of the first, second and third calendar quarters of 2021. The Company has determined that its aggregate eligible refundable credit for 2021 is $2.9 million. In May 2022, the Company filed the requisite claims for the eligible 2021 ERC.

The Company classified the ERC amounts as a reduction to payroll expense. During the year ended December 31, 2022, the Company recorded $2.4 million and $0.5 million related to the ERC within research and development expense and general and administrative expense, respectively, on the Company’s statements of operations. As of December 31, 2022, the Company has a $2.9 million receivable balance from the United States government related to the CARES Act, which is recorded as other receivables in “Prepaid expenses and other current assets” on the Company’s

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

balance sheet. In January 2023, the Company received the entire balance of ERC of $2.9 million from Internal Revenue Service.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

The Company maintained restricted cash of $1.1 million and $1.5 million as of December 31, 2022 and 2021, respectively. These amounts as of December 31, 2022 and 2021 are included in deposits and other in the accompanying balance sheets and is comprised solely of letters of credit required pursuant to leases for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$30,819	$94,746
Restricted cash	1,115	1,458
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$31,934	$96,204

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

The Company’s lease agreements do not contain residual value guarantees or covenants. Lease expense is recognized on a straight-line basis over the terms of the leases. Incentives granted under the Company’s facilities lease, including rent holidays, are recognized as adjustments to lease expense on a straight-line basis over the terms of the leases. Refer to Recently Adopted Accounting Pronouncements included in Note 2, Summary of Significant Accounting Policies and Note 8, Leases for additional information on the Company’s adoption of Topic 842.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at December 31, 2022 and 2021. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company does not require collateral or other security for other receivables.

Property and Equipment, Net

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

Accounting for Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of cash flows and available market data. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. In December 2022, the Company identified certain long-lived assets no longer utilized under current or expected future operations. Accordingly, the Company recognized impairment expense of $0.4 million in 2022. The Company did not record any impairment of long-lived assets in 2021.

Intellectual Property

Intellectual property-related expenses for the years ended December 31, 2022 and 2021 were $1.1 million and $1.2 million, respectively. As of December 31, 2022, and 2021, the Company has determined that these expenses have not met the criteria to be capitalized.

Deferred Rent

The Company has entered into lease agreements for its laboratory and office facilities. These leases qualify as and are accounted for as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

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

Emerging Growth Company Status

The Company is an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board, or FASB, standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that the Company is no longer an EGC.

Income Taxes

The Company applies the provisions set forth in FASB ASC Topic 740, Income Taxes, to account for the uncertainty in income taxes. In the preparation of income tax returns in federal, foreign and state jurisdictions, the Company asserts certain income tax positions based on its understanding and interpretation of income tax laws. The taxing authorities may challenge such positions, and the resolution of such matters could result in recognition of income tax expense in the Company's financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

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

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

Net Loss Per Share

The Company computes basic loss per share by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company's stock options and common stock warrants. No shares related to the common stock equivalents were included in the diluted net loss calculation for the years ended December 31, 2022 or 2021 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of certain outstanding stock options were also excluded from the diluted net loss calculation for the years ended December 31, 2022 and 2021 because such shares are anti-dilutive.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016 02 and subsequent amendments to the initial guidance under ASU 2017-13, ASU 2018-10, ASU 2018-11, and ASU 2019-01, or collectively, Topic 842, which modifies the accounting by lessees for all leases with a term greater than 12 months. This standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company adopted the new lease accounting standard on January 1, 2022, using the modified retrospective transition method. The Company implemented processes, and internal controls to enable the preparation of financial information. The adoption of this standard had a material impact on the Company’s balance sheet, with the recognition of right-of-use assets and corresponding lease liabilities in the amounts of $37.7 million and $67.1 million respectively, and the derecognition of approximately $10.9 million of deferred rent and $19.1 million of tenant improvement incentives. The adoption of this standard did not have a material impact on the Company’s statements of operations or cash flows. The Company provided detailed right-of-use asset and liability disclosures as required by the new standard in the notes to the Company’s financial statements under Note 8 Leases. The Company adopted the transitional provisions allowed under ASU 2018-11 and as such, the balance sheets and statements of operations for prior periods are not comparable in the year of adoption of ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, or Topic 326: Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-03, and ASU 2020-02 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables. The amendment replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. Topic 326 is effective for the Company as of January 1, 2023. Early adoption is permitted. The Company adopted this accounting standard as of January 1, 2023. The adoption of this standard did not have any impact to the Company’s financial statements as credit losses at the transition date were not expected, based on the evaluation of the Company’s available-for-sale debt securities.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

3.           Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates their carrying value represented in the balance sheets. The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$29,658	$—	$—	$29,658
Certificates of deposit	483	—	—	483
Corporate debt securities	—	1,996	—	1,996
U.S. Treasury securities	37,197	—	—	37,197
Total	$67,338	$1,996	$—	$69,334

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$90,251	$—	$—	$90,251
Certificates of deposit	1,672	—	—	1,672
Corporate debt securities	—	6,089	—	6,089
U.S. Treasury securities	45,568	—	—	45,568
Total	$137,491	$6,089	$—	$143,580

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds, certificates of deposit, and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of December 31, 2022 and 2021, gross unrealized gains and unrealized losses for cash equivalents and investments were not material, and the remaining contractual maturity of all marketable securities was less than two years.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2022	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$30,819	$—	$—	$30,819	$30,819	$—	$—
Available-for-sale:
U.S. Treasury securities	37,458	—	(261)	37,197	—	37,197	—
Corporate debt securities	1,999	—	(3)	1,996	—	1,996	—
Certificates of deposit	485	—	(2)	483	—	483	—
Total	$70,761	$—	$(266)	$70,495	$30,819	$39,676	$—

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term	Long-term
December 31, 2021	Cost	Gains	Losses	Value	Equivalents	Investment	Investment
Cash, cash equivalents and money market funds	$94,746	$—	$—	$94,746	$94,746	$—	$—
Available-for-sale:
U.S. Treasury securities	45,665	—	(97)	45,568	—	15,014	30,554
Corporate debt securities	6,093	—	(4)	6,089	—	6,089	—
Certificates of deposit	1,673	—	(1)	1,672	—	1,184	488
Total	$148,177	$—	$(102)	$148,075	$94,746	$22,287	$31,042

The Company evaluated the securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company has no intention to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022.

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Vendor prepayments and deposits	$2,010	$2,681
Prepaid insurance	1,026	1,531
Prepaid facility maintenance fee	336	807
Other receivables	3,985	—
Interest receivables and other current assets	174	318
Total prepaid expenses and other current assets	$7,531	$5,337

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

6.           Property and Equipment, net

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Laboratory equipment	$13,191	$13,128
Furniture and fixtures	1,929	1,897
Computer hardware and software	1,518	1,433
Leasehold improvements	37,908	37,871
Construction in process	178	—
	54,724	54,329
Less accumulated depreciation and amortization	(16,752)	(11,314)
Total property and equipment, net	$37,972	$43,015

Depreciation and amortization expense was $5.5 million and $4.5 million for the years ended December 31, 2022 and 2021, respectively. In December 2022, the Company identified certain long-lived assets no longer utilized under current or expected future operations. Accordingly, the Company recognized impairment expense of $0.4 million in 2022. The Company did not record any impairment of long-lived assets in 2021.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Compensation and related benefits	$3,789	$4,866
License fees	3,000	—
Contract research fees	2,201	5,521
Professional fees	128	189
Cease use	—	475
Other	563	504
Total accrued expenses	$9,681	$11,555

8.           Leases

The Company leases its office facilities under non-cancellable operating lease agreements that expire at various dates through April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The Company was not party to any finance leases as of December 31, 2022.

The Company vacated its former office space in September 2021, prior to the expiration of the lease in March 2022. The remaining rent payable, deferred rent and associated prepaid rent for the former office space were expensed in full on September 30, 2021 and resulted in a charge of $1.5 million, recorded as a general and administrative operating expense in the Company’s statements of operations. The associated cease-use liability was settled by March 2022 and the lease was terminated.

The Company's future lease payments as of December 31, 2022, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company's balance sheets (in thousands, except weighted-average data) are as follows:

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

Operating
Leases
Periods
2023	$7,635
2024	7,846
2025	8,064
2026	8,288
2027	8,519
Thereafter	48,771
Total lease payments	$89,123
Less: imputed interest	(25,248)
Present value of lease liabilities	$63,875

Lease liabilities, current	3,544
Lease liabilities, noncurrent	60,331
Total lease liabilities	$63,875

Weighted-average remaining lease term (in years)	10.4
Weighted-average discount rate	6.64%

Lease expense under the Company’s operating leases was $5.9 million for the year ended December 31, 2022. Variable lease expense for operating leases was $3.6 million for the year ended December 31, 2022. Rent expense recognized under ASC 840, inclusive of operating and maintenance costs, was $13.2 million during the year ended December 31, 2021.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $7.5 million.

Practical Expedients

Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company recognizes the lease expense for such leases on a straight-line basis over the lease term.

The Company has elected to account for lease (e.g., fixed payments including rent) and non-lease components (e.g., common area maintenance costs) as a single combined lease component under ASC 842 as the lease components are the predominant elements of the combined components.

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

9.           Commitment and Contingencies

Litigation

The Company is not aware of any asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

Non-executive Severance Plan

Under the terms of the Non-executive Severance Plan approved by the Compensation Committee in December 2022, an employee, who is not an employee eligible for individually-negotiated employment agreement, is entitled to severance pay and benefits on a Covered Termination, which is a termination in connection with a Company-initiated reduction-in-force without cause other than due to death or disability that occurs on or prior to June 30, 2024.

10.           Reorganization and Other Charges

On June 1, 2022, the Company implemented and announced a corporate reorganization of its operations. In connection with the reorganization, the Company undertook a workforce reduction and recorded severance and employee benefits charges of $0.7 million to operating expenses in the quarter ending June 30, 2022.

As of December 31, 2022, there was no outstanding liability related to severance and employee benefit charges and does not expect to incur any material additional costs related to the reorganization.

11.           Capital Stock

Class A and Class B Common Stock

On June 2, 2019 the board of directors of the Company authorized the issuance of 650,000,000 shares of Class A common stock, $0.0001 par value per share, 50,000,000 shares of Class B common stock, $0.0001 par value per share and 300,000,000 shares of preferred stock, $0.0001 par value per share, upon the filing of the Company’s Amended and Restated Certificate of Incorporation. Each holder of Class A common stock is entitled to one vote and each holder of Class B common stock is not entitled to vote except as may be required by law and shall not be entitled to vote on the election of directors at any time.

Sales Agreement

In August 2020, the Company entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million, or ATM Shares. The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time the company issues and sells ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of December 31, 2022, the Company issued and sold 1,493,361 shares of our Class A common stock. Net proceeds from the sales was $7.9 million after deducting underwriting fee of $0.3 million and issuance costs of $0.3 million.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

12.           Equity Incentive Plans

2019 Equity Incentive Plan

The Company’s board of directors adopted and our stockholders approved our 2019 Equity Incentive Plan, or 2019 Plan, on June 2, 2019, and June 7, 2019, respectively. The 2019 Plan became effective on June 19, 2019, and no further grants will be made under the Company’s 2010 Equity Incentive Plan, or 2010 Plan. The purpose of the 2019 Plan, through the grant of stock awards including stock options and other stock-based awards, including restricted stock units, or RSUs,, is to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success and that of the Company’s affiliates, and provide a means by which the eligible recipients may benefit from increases in the value of the Company’s Class A common stock.

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

The repricing resulted in incremental stock-based compensation expense of $2.5 million, of which $1.9 million was recognized during the year ended December 31, 2022. The remaining $0.6 million related to unvested stock option awards will be amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 1.0 years.

Stock Options

Stock option activity under the 2019 Plan and the 2010 Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2020	4,812,223	$13.33	8.2	$21,493
Granted	3,192,470	8.99
Exercised	(47,061)	5.81
Cancelled	(794,956)	15.06
Balances, December 31, 2021	7,162,676	$11.25	8.2	$21
Granted	446,100	1.88
Exercised	(16,666)	4.56
Cancelled	(1,218,576)	7.87
Balances, December 31, 2022	6,373,534	$3.56	7.3	$2
Vested and expected to vest at December 31, 2022	6,373,534	$3.56	7.3	$2
Exercisable at December 31, 2022	4,178,167	$4.02	6.6	$2
Vested at December 31, 2022	4,178,167	$4.02	6.6	$2

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2022 is summarized below:

	Options Outstanding			Options Vested and Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted-		Average
	Number of	Contractual	Average	Shares Subject	Exercise
	Stock Options	Life	Exercise Price	to Stock	Price per
Exercise Prices	Outstanding	(Years)	per Share	Options	Share
Up to $1.83	254,603	9.3	$1.66	11,034	$0.80
$1.84-$1.89	3,295,250	7.1	$1.85	2,414,136	$1.85
$1.90-$3.22	1,270,054	9.0	$3.02	299,531	$3.11
$3.23-$5.40	990,414	5.2	$5.06	969,539	$5.09
$5.41-$22.07	563,213	7.3	$13.01	483,927	$13.35
	6,373,534	7.3	$3.56	4,178,167	$4.02

The weighted-average grant date fair value of options granted to employees and non-employees in the years ended December 31, 2022 and 2021 was $1.26 and $6.66, respectively. The intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was determined to be $8,000 and $519,000, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,
	2022	2021
Expected life (in years)	5.89	5.98
Volatility	86.0%	90.3%
Risk-free interest rate	3.3%	0.9%

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

Restricted Stock Units

The 2019 Plan provides for the issuance of RSU to employees, directors and consultants. RSUs vest over a period of two years with 50% vesting on the one-year anniversary of the award and the remainder vesting on the two year anniversary of the award.

RSU activity for the years ended December 31, 2022 and 2021 is as follows:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2020	—	$—
RSUs Granted	884,820	6.15
RSUs Vested	—	—
RSUs Cancelled	(17,090)	6.15
Unvested Balances, December 31, 2021	867,730	$6.15
RSUs Vested	(384,390)	6.15
RSUs Cancelled	(152,900)	6.15
Unvested Balances, December 31, 2022	330,440	$6.15

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan, or ESPP, on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. During the years ended December 31, 2022 and 2021, the expense related to the ESPP were both $0.8 million. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

Year Ended December 31,
	2022	2021
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	79.0 - 96.7%	91.1 - 107.6%
Risk-free interest rate	0.6 - 3.5%	0.1 - 0.2%

The Company recognized $16.9 million of stock-based compensation expense related to options and the ESPP granted to employees and non-employees for each of the years ended December 31, 2022 and 2021. The compensation expense is allocated on a departmental basis, based on the classification of the option holder as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$7,910	$8,571
General and administrative	8,981	8,305
	$16,891	$16,876

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of December 31, 2022 and 2021.

Unrecognized compensation expense as of December 31, 2022, totaled $12.2 million related to non-vested stock options with a remaining weighted-average requisite service period of 1.8 years and $1.3 million related to non-vested RSUs with a remaining weighted-average requisite service period of 0.7 years.

Convertible Preferred Stock Warrant

Upon the IPO in 2019, the 49,997 preferred stock warrants were revalued and converted to common stock warrants of Class A common stock shares. In August 2022, 49,997 outstanding warrants expired and there were no warrants outstanding as of December 31, 2022.

13.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.6 million for each of the years ended December 31, 2022 and 2021.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

14.          Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders for earnings per share, basic and diluted	$(97,157)	$(109,326)
Denominator:
Shares used to compute net loss per share, basic and diluted	38,593,894	37,038,195
Basic and diluted net loss attributable to common stockholders per share	$(2.52)	$(2.95)

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Year Ended December 31,
	2022	2021
Common stock options	6,373,534	7,162,676
Unvested restricted stock units	330,440	867,730
Common stock warrants	—	49,997
	6,703,974	8,080,403

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

15.          Income Taxes

For the years ended December 31, 2022 and 2021, the Company recorded income tax related to state minimum taxes due. A reconciliation of the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	December 31,
	2022	2021
Tax computed at federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.7)%	2.3%
Other	(4.4)%	(1.8)%
Change in valuation allowance	(15.6)%	(24.2)%
Credits	(0.3)%	2.7%
Effective income tax rate	0.0%	0.0%

Deferred income taxes result from the tax effect of transactions that are recognized in different periods for financial statement and income tax reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$69,296	$63,581
Tax credits	14,862	15,684
Lease liability	13,414	—
Capitalized research and development expenses	11,175	—
Intangibles	1,090	1,211
Fixed assets	410	—
Other	4,172	7,528
Total deferred tax assets	114,419	88,004
Deferred tax liabilities:
Fixed assets	—	121
ROU assets	11,289	—
Total deferred tax liabilities	11,289	121
Valuation allowance	(103,130)	(87,883)
Total	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code, or IRC, Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research and development expenses pursuant to IRC Section 174 increased by $11.2 million.

The Company uses the "more likely than not" criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. The Company has evaluated the impact of these positions and has reserved an unrecognized tax benefit of $4.7 million and $5.0 million as of December 31, 2022 and 2021, respectively.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the changes in the Company’s unrecognized tax benefits during the periods presented (in thousands):

	As of December 31,
	2022	2021

Beginning of period	$4,951	$3,378
Current period tax position increases	536	1,806
Prior period tax position changes	(747)	(233)
End of period	$4,740	$4,951

The decrease in the unrecognized tax benefit in 2022 is primarily reductions based on tax positions related to prior years. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense. No amounts of interest or penalties were recognized in the Company's financial statements for 2022 or 2021. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

The net increase in the valuation allowance was $15.2 million and $26.5 million in 2022 and 2021, respectively.

At December 31, 2022, the Company has federal and state net operating loss carryforwards of $46.5 million and $13.1 million, respectively, which begin to expire in 2030 and $276.1 million of federal net operating loss carryforwards which do not expire but are subject to the 80% taxable income limitation. Additionally, the Company had federal tax credits totaling $13.1 million and $13.2 million at December 31, 2022 and 2021, respectively, and state tax credits totaling $8.9 million and $9.7 million, at December 31, 2022 and 2021, respectively. The federal tax credits begin to expire in 2030. The state tax credits may be carried forward indefinitely.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (GILTI) provisions of the 2017 Tax Act. The GILTI provisions subject certain U.S. entities to current tax on GILTI earned by certain foreign subsidiaries. The Company has considered these new provisions as they are effective for tax years starting after December 31, 2017 and determined that none will likely apply for the years ended December 31, 2022 and 2021.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was enacted and signed into law. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company has evaluated the impact of the CARES Act and determined there was no material impact to the income tax provision for the year.

ATRECA, INC.

NOTES TO FINANCIAL STATEMENTS

16.          Related Party Transactions

The Company recorded other income of $20,000 and $1,000 for the years ended December 31, 2022 and 2021, respectively, under the Grant Agreement and service contracts with a stockholder. The Company had no receivable from the stockholder as of both December 31, 2022 and 2021.

The Company recorded expense of $1.1 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively, related to intellectual property and other legal services performed by a related party. An immediate family member of Tito A. Serafini, one of our directors and our Chief Strategy Officer, is a partner of the legal service provider. The Company has a payable of $172,000 and $203,000 to the related party for the years ended December 31, 2022 and 2021, respectively.

The Company recorded expense of $1.0 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, related to legal services performed by a related party. An immediate family member of Tito A. Serafini, one of our directors and our Chief Strategy Officer, is a partner of the legal service provider. The Company has a payable of $33,000 and $86,000 to the related party at December 31, 2022 and 2021, respectively.

The Company recorded research and development expenses of $250,000 for each of the years ended December 31, 2022 and 2021, respectively, under consulting agreements with a member of the Company’s board of directors. The Company has a payable of $74,000 to the member of the Company’s board of directors as of both December 31, 2022 and 2021.

17.          Subsequent Events

The Company has evaluated subsequent events that may require adjustments to or disclosure in the financial statements through March 29, 2023, the date on which the financial statements were available to be issued.

2023 Inducement Plan

On February 9, 2023, the 2023 Inducement Plan, or the Inducement Plan, became effective. Subject to adjustment from time to time as provided in the Inducement Plan, 1.0 million shares of Class A common stock are available for issuance under the Inducement Plan. The purpose of the Inducement Plan is to attract, retain and motivate certain new employees of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to align their interests and efforts to the long-term interests of the Company’s stockholders. Each award under the Inducement Plan is intended to qualify as an employment inducement award pursuant to Listing Rule 5635(c) of the corporate governance rules of the Nasdaq Marketplace Rule. The Inducement Plan is administered by the compensation committee of the Company’s board of directors. Under the terms of the Inducement Plan, the compensation committee may grant equity awards, including nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, and other stock awards to new employees of the Company.

Silicon Valley Bank Default

Silicon Valley Bank, or SVB, was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. At the time of closing, the Company maintained less than $5.0 million of its cash in deposit accounts with SVB to manage its operational needs. The vast majority of the Company’s cash, cash equivalents and short-term investments reside in custodial accounts held by J.P. Morgan and Wells Fargo. The Company’s investment portfolio currently does not contain any securities of SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. The Company does not believe it will be impacted by the closure of SVB and will continue to monitor the situation as it evolves.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the 2023 Proxy Statement to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, and Financial Statement Schedules

(a)	We have filed the following documents as part of this Form 10-K:

(1)	Financial Statements

Our financial statements are listed in “Financial Statements and Supplementary Data” under Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in “Financial Statements and Supplementary Data” under Part II, Item 8 of this Form 10-K.

(3)	Exhibits

The following exhibits, as required by Item 601 of Regulation S-K, are incorporated by reference or are filed with this Form 10-K, in each case as indicated therein.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-231770	4.2	05/24/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant	S-1	333-231770	4.3	05/24/19

4.3	Form of Class A Common Stock Certificate of the Registrant	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant	8-K	001-38935	4.2	06/26/19

4.5	Description of Registrant’s Securities	10-K	001-38935	4.5	03/11/20

4.6	Form of Indenture	S-3	333-239652	4.6	07/02/20

10.1#	Atreca, Inc. 2010 Equity Incentive Plan, as amended, and forms of agreement thereunder	S-1	333-231770	10.1	05/24/19

10.2#	Atreca, Inc. 2019 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-231770	10.2	06/10/19

10.3#	Atreca, Inc. 2019 Employee Stock Purchase Plan	S-1/A	333-231770	10.3	06/10/19

10.4#	Form of Indemnity Agreement entered into by and between the Registrant and each director and officer	S-1	333-231770	10.4	05/24/19

10.5	Lease Agreement dated July 17, 2019, between the Registrant and ARE-SAN FRANCISCO NO. 63, LLC	8-K	001-38935	10.19	07/23/19

10.6	Registration Rights Agreement, dated as of March 11, 2020, by and among the Registrant, Baker Brothers Life Sciences L.P. and 667, L.P.	10-K	001-38935	10.10	03/11/20

10.7#	Atreca, Inc. Non-Employee Director Compensation Policy	10-K	001-38935	10.10	03/11/20

10.8#	Atreca, Inc. Performance Bonus Plan	10-K	001-38935	10.10	03/11/20

10.9†	Nominating Agreement, dated as of September 5, 2018, by and among the Registrant, Baker Brothers Life Sciences, L.P. and 667, L.P.	S-1/A	333-231770	10.15	06/10/19

10.10†	Letter Agreement, dated as of August 21, 2015, by and between the Registrant and the Bill & Melinda Gates Foundation	S-1/A	333-231770	10.14	06/10/19

10.11†	Exclusive (Equity) Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-231770	10.16	06/10/19

10.12	Amendment to the Exclusive (Equity Agreement, dated as of May 24, 2018, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University)	S-1/A	333-231770	10.17	06/10/19

10.13†	Amendment No. 2 to Exclusive (Equity) Agreement, dated as of July 2, 2020, by and between the Registrant and the Board of Trustees of the Leland Stanford Junior University	10-K	001-38935	10.17	03/03/22

10.14†	Collaboration and License Agreement, dated as of July 2, 2020, by and between the Registrant and Xencor, Inc.	10-Q	001-38935	10.1	08/12/20

10.15†	Class A Common Stock Sales Agreement, dated as of August 12, 2020, by and between the Registrant and Cowen and Company, LLC	10-Q	001-38935	10.2	08/12/20

10.16#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and John Orwin	10-Q	001-38935	10.3	11/12/20

10.17#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Herbert Cross	10-Q	001-38935	10.4	11/12/20

10.18#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Tito Serafini	10-Q	001-38935	10.5	11/12/20

10.19#	Amended and Restated Executive Employment Agreement, dated as of November 11, 2020, by and between the Registrant and Courtney Phillips	10-Q	001-38935	10.8	11/12/20

10.20†	License Agreement, dated as of October 18, 2021, by and between the Registrant and the Bill & Melinda Gates Medical Research Institute	10-K	001-38935	10.27	03/03/22

10.21#	Executive Employment Agreement, dated as of
	June 15, 2022, by and between the Registrant and Stephen Gould					X

10.22#	Executive Employment Agreement, dated as of January9, 2023, by and between the Registrant and Philippe Bishop					X

10.23#	Atreca, Inc. 2023 Inducement Plan					X

10.24#	Form of Stock Option Grant Notice and Option Agreement for Atreca, Inc. 2023 Inducement Plan					X

10.25#	Form of RSU Grant Notice and Award Agreement for Atreca, Inc. 2023 Inducement Plan					X

16.1	Letter from OUM & Co. LLP to the Securities and Exchange Commission	8-K	001-38935	16.1	7/20/21

23.1	Consent of WithumSmith+Brown PC, independent registered public accounting firm					X

24.1	Power of Attorney (included in signature pages).

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1*

Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

ATRECA, INC.

Date:	March 29, 2023	By:	/s/ JOHN A. ORWIN
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

Signature	Title	Date

/s/ JOHN A. ORWIN	Director, President and Chief Executive Officer	March 29, 2023
John A. Orwin	(Principal Executive Officer)

/s/ HERBERT CROSS	Chief Financial Officer	March 29, 2023
Herbert Cross	(Principal Financial and Accounting Officer)

/s/ BRIAN ATWOOD	Chairman of the Board of Directors	March 29, 2023
Brian Atwood

/s/ KRISTINE M. BALL	Director	March 29, 2023
Kristine M. Ball

/s/ FRANKLIN BERGER	Director	March 29, 2023
Franklin Berger

/s/ DAVID LACEY	Director	March 29, 2023
David Lacey

/s/ WILLIAM H. ROBINSON	Director	March 29, 2023
William H. Robinson, M.D., Ph. D.

/s/ STACEY MA	Director	March 29, 2023
Stacey Ma, Ph.D.

/s/ STEPHEN BRADY	Director	March 29, 2023
Stephen Brady

/s/ LINDSEY ROLFE	Director	March 29, 2023
Lindsey Rolfe, BSc, MB ChB, MRCP, FFPM

/s/ TITO A. SERAFINI	Director and Chief Strategy Officer	March 29, 2023
Tito A. Serafini, Ph.D.