Form 10-Q
period 2023-03-31
Atreca, Inc.
filed 2023-05-10
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 32,441,143 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

Atreca, Inc.

Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39,484	$30,819
Investments	16,904	39,676
Prepaid expenses and other current assets	3,255	7,531
Total current assets	59,643	78,026
Property and equipment, net	36,671	37,972
Operating lease right-of-use assets	35,618	36,056
Deposits and other	2,494	2,976
Total assets	$134,426	$155,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,400	$1,741
Accrued expenses	7,890	9,681
Operating lease liabilities, current portion	3,655	3,544
Other current liabilities	1,121	1,327
Total current liabilities	14,066	16,293
Operating lease liabilities, net of current portion	59,394	60,331
Total liabilities	73,460	76,624
Commitment and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both March 31, 2023 and December 31, 2022; 32,441,143 and 32,351,950 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both March 31, 2023 and December 31, 2022; 6,715,441 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	538,924	535,592
Accumulated other comprehensive loss	(28)	(266)
Accumulated deficit	(477,934)	(456,924)
Total stockholders’ equity	60,966	78,406
Total liabilities and stockholders’ equity	$134,426	$155,030

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Expenses
Research and development	$13,452	$17,064
General and administrative	8,079	8,606
Total expenses	21,531	25,670
Interest and other income (expense)
Other income	92	750
Interest income	429	44
Net other income (expense)	$521	$794
Loss before income tax expense	(21,010)	(24,876)
Income tax expense	—	—
Net loss	$(21,010)	$(24,876)
Net loss per share, basic and diluted	$(0.54)	$(0.65)
Weighted-average shares used in computing net loss per share, basic and diluted	39,092,167	37,982,863

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(21,010)	$(24,876)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	238	(368)
Comprehensive loss	$(20,772)	$(25,244)

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended March 31, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929
Issuance of Class A common stock through "at-the-market" offering, net of underwriter discount and issuance costs	700,000	—	3,509	—	—	3,509
Issuance of Class A common stock upon exercise of options	16,666	—	76	—	—	76
Issuance of Class A common stock under the Employee Stock Purchase Plan	115,973	—	177	—	—	177
Stock-based compensation	—	—	4,336	—	—	4,336
Unrealized loss on available-for-sale debt securities	—	—	—	(368)	—	(368)
Net loss	—	—	—	—	(24,876)	(24,876)
Balances at March 31, 2022	38,591,436	$4	$522,892	$(470)	$(384,643)	$137,783

				Accumulated
			Additional	Other		Total
Three Months Ended March 31, 2023	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	39,067,391	$4	$535,592	$(266)	$(456,924)	$78,406
Issuance of Class A common stock under the Employee Stock Purchase Plan	89,193	—	109	—	—	109
Stock-based compensation	—	—	3,223	—	—	3,223
Unrealized gain on available-for-sale debt securities	—	—	—	238	—	238
Net loss	—	—	—	—	(21,010)	(21,010)
Balances at March 31, 2023	39,156,584	$4	$538,924	$(28)	$(477,934)	$60,966

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(21,010)	$(24,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,290	1,352
Amortization of operating right-of-use asset	438	386
Stock-based compensation	3,223	4,336
Amortization of discount or premium on available-for-sale securities	(70)	89
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,836	(224)
Accounts payable	(328)	1,086
Accrued expenses	(1,791)	(6,703)
Other current liabilities	(206)	(205)
Operating lease liabilities	(826)	(792)
Net cash used in operating activities	(14,444)	(25,551)
Cash Flows from Investing Activities
Purchase of property and equipment	(80)	(68)
Purchase of investments	(4,905)	(39,141)
Proceeds from maturities of investments	27,985	14,820
Net cash provided by investing activities	23,000	(24,389)
Cash Flows from Financing Activities
Proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan	109	177
Proceeds from exercise of stock options	—	76
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	—	3,518
Principal payments on capital lease obligations	—	(4)
Net cash provided by financing activities	109	3,767
Net change in cash, cash equivalents and restricted cash	8,665	(46,173)
Cash, cash equivalents and restricted cash, beginning of period	31,934	96,204
Cash, cash equivalents and restricted cash, end of period	$40,599	$50,031

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs related to "at-the-market" offering included in accounts payable	$—	$9
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$300
Reclassification of fixed assets held-for-sale	$78	$—

See accompanying notes to the unaudited financial statements.

Notes to Unaudited Interim Financial Statements

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

2.           Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 29, 2023.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management intends to complete additional equity financings and reduce spending in fiscal 2023 and 2024. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022, and statements of cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information contained in these notes to the financial statements related to the three-month periods ended March 31, 2023 and 2022 are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date.

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

In October, 2022, the Company entered into the Grant Agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $1.2 million for its malaria program. The parties amended the agreement in December 2022 to extend the grant term. During the three months ended March 31, 2023, the Company recognized $92,000 of income related to the Grant Agreement and had $1.1 million of unused funds received recorded as deferred revenue within accrued and other current liabilities. The Company recorded no receivables under service and license agreements as of March 31, 2023 and December 31, 2022.

Collaborations

Historically, we have entered into a number of discovery collaborations as we developed our discovery platform. These collaborations have generally focused on identifying novel antibodies in areas of significant unmet medical need.

In July 2020, the Company entered into a Collaboration and License Agreement with Xencor, Inc. (the “Xencor Agreement”), to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. Under the Xencor Agreement, the Company and Xencor, Inc. will engage in a three-year research program in which the Company will provide antibodies against novel tumor targets through its discovery platform from which Xencor, Inc. will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50% of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, the Xencor Agreement allows each partner the option to pursue up to two programs independently, with a mid-to high-single digit percent royalty payable on net sales to the other partner.

The Company evaluated the Xencor Agreement under the provisions of ASC 606 and ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. The Company concluded that Xencor, Inc. is not a customer as there are no distinct units of account that are reflective of a vendor-customer relationship or exchange of consideration for the research activities. The Company’s share of any collaboration expense is recognized as an research and development expense on the Company’s statement of operations.

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had a receivable of $187,000 and a payable of $12,000 and under the research cost-sharing provision recorded in prepaid and other current assets and accrued expenses, respectively, on the accompanying balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

The Company maintained restricted cash of $1.1 million as of both March 31, 2023 and December 31, 2022. These amounts as of March 31, 2023 and December 31, 2022 are included in deposits and other in the accompanying balance sheets and is comprised solely of letter of credit required pursuant to the lease for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$39,484	$30,819
Restricted cash	1,115	1,115
Cash, cash equivalents and restricted cash shown in the statements of cash flows	$40,599	$31,934

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables included in prepaid and other current assets. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at March 31, 2023 and December 31, 2022. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company does not require collateral or other security for other receivables.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits, consultant fees, stock-based compensation, certain facility costs, and other costs associated with preclinical and clinical development.

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

Emerging Growth Company Status

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act, which provides that an EGC can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of the IPO or such earlier time that the Company is no longer an EGC.

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

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$37,998	$—	$—	$37,998
U.S. Treasury securities	16,904	—	—	16,904
Total	$54,902	$—	$—	$54,902

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$29,658	$—	$—	$29,658
Certificates of deposit	483	—	—	483
Corporate debt securities	—	1,996	—	1,996
U.S. Treasury securities	37,197	—	—	37,197
Total	$67,338	$1,996	$—	$69,334

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds, certificates of deposit, and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of both March 31, 2023 and December 31, 2022, the remaining contractual maturity of all marketable securities was less than one year.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term
March 31, 2023	Cost	Gains	Losses	Value	Equivalents	Investment
Cash, cash equivalents and money market funds	$39,484	$—	$—	$39,484	$39,484	$—
Available-for-sale:
U.S. Treasury securities	16,932	—	(28)	16,904	—	16,904
Total	$56,416	$—	$(28)	$56,388	$39,484	$16,904

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term
December 31, 2022	Cost	Gains	Losses	Value	Equivalents	Investment
Cash, cash equivalents and money market funds	$30,819	$—	$—	$30,819	$30,819	$—
Available-for-sale:
U.S. Treasury securities	37,458	—	(261)	37,197	—	37,197
Corporate debt securities	1,999	—	(3)	1,996	—	1,996
Certificates of deposit	485	—	(2)	483	—	483
Total	$70,761	$—	$(266)	$70,495	$30,819	$39,676

The Company evaluated the securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company has no intention to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2023.

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Vendor prepayments and deposits	$2,006	$2,010
Prepaid insurance	504	1,026
Prepaid facility maintenance fee	336	336
Other receivables	187	3,985
Interest receivables and other current assets	222	174
Total prepaid expenses and other current assets	$3,255	$7,531

6.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$12,339	$13,191
Furniture and fixtures	1,929	1,929
Computer hardware and software	1,566	1,518
Leasehold improvements	37,908	37,908
Construction in process	199	178
	53,941	54,724
Less accumulated depreciation and amortization	(17,270)	(16,752)
Total property and equipment, net	$36,671	$37,972

Depreciation and amortization expense was $1.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

In December 2022, the Company identified certain long-lived assets no longer utilized under current or expected future operations. Accordingly, the Company recognized impairment expense of $0.4 million in 2022. In January 2023, certain long-lived assets with carrying value of $0.1 million met the criteria to be classified as held for sale and classified as current assets included in prepaid and other current assets.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation and related benefits	$1,645	$3,789
License fees	3,000	3,000
Contract research fees	2,428	2,201
Professional fees	621	128
Other	196	563
Total accrued expenses	$7,890	$9,681

8.           Leases

The Company leases its office facilities under a non-cancellable operating lease agreement that expires in April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The Company was not party to any finance leases as of March 31, 2023.

The Company's future lease payments as of March 31, 2023, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company's balance sheets (in thousands, except weighted-average data) are as follows:

Operating
Leases
Periods
2023 - remainder	$5,765
2024	7,846
2025	8,064
2026	8,288
2027	8,519
Thereafter	48,771
Total lease payments	$87,253
Less: imputed interest	(24,204)
Present value of lease liabilities	$63,049

Lease liabilities, current	3,655
Lease liabilities, noncurrent	59,394
Total lease liabilities	$63,049

Weighted-average remaining lease term (in years)	10.2
Weighted-average discount rate	6.64%

Lease expenses under the Company’s operating leases were $1.5 million for each of the three months ended March 31, 2023 and 2022. Variable lease expenses for operating leases were $0.8 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

Cash paid for amounts included in the measurement of lease liabilities for each of the three months ended March 31, 2023 and 2022 were $1.9 million.

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

As of March 31, 2023, there was no outstanding liability related to severance and employee benefit charges and does not expect to incur any material additional costs related to the reorganization.

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

Sales Agreement

In August 2020, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may, upon the terms and subject to the conditions set forth therein, issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “ATM Shares”). The Company has no obligations to sell any ATM Shares under the Sales Agreement. The Sales Agreement provides that Cowen will be entitled to compensation for its services in an amount equal to up to 3.0% of gross proceeds for each time we issue and sell ATM Shares under the Sales Agreement. The ATM Shares will be sold based on prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sales Agreement continues until all shares available under the Sales Agreement have been sold. As of March 31, 2023, the Company issued and sold 1,493,361 shares of its Class A common stock. Cumulative net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million. During the three months ended March 31, 2023 and 2022, the Company sold zero and 700,000 shares of its Class A common stock, respectively.

12.           Equity Incentive Plans

2019 Equity Incentive Plan and 2023 Inducement Plan

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

On February 9, 2023, the 2023 Inducement Plan, or the Inducement Plan, became effective. Subject to adjustment from time to time as provided in the Inducement Plan, 1.0 million shares of Class A common stock are available for issuance under the Inducement Plan. The purpose of the Inducement Plan is to attract, retain and motivate certain new employees of the Company. The Inducement Plan is administered by the compensation committee of the Company’s board of directors. Under the terms of the Inducement Plan, the compensation committee may grant equity awards, including nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, and other stock awards to new employees of the Company.

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

The repricing resulted in incremental stock-based compensation expense of $2.5 million, of which $0.1 million was expensed during the three months ended March 31, 2023. Remaining $0.5 million related to unvested stock option awards will be amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 0.8 years.

Stock Options

Stock option activity under the 2019 Plan, the 2010 Plan and the Inducement Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2022	6,373,534	$3.56	7.3	$2
Granted	2,785,458	1.48
Cancelled	(170,191)	3.81
Balances, March 31, 2023	8,988,801	$2.91	7.9	$6
Vested and expected to vest at March 31, 2023	8,988,801	$2.91	7.9	$6
Exercisable at March 31, 2023	4,428,346	$3.87	6.5	$5
Vested at March 31, 2023	4,428,346	$3.87	6.5	$5

The weighted-average exercise price, weighted-average remaining contractual life and aggregate intrinsic value as of March 31, 2023 reflect the impact of the stock option repricing discussed above. The weighted-average grant date fair value of options granted in the three months ended March 31, 2023 and 2022 was $1.10 and $1.70, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected life (in years)	5.98	6.06
Volatility	86.8%	84.4%
Risk-free interest rate	3.8%	1.9%

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

The following table summarizes RSU activity for the three months ended March 31, 2023:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2022	330,440	$6.15
RSUs Granted	438,502	1.49
RSUs Cancelled	(15,478)	2.88
Unvested Balances, March 31, 2023	753,464	$3.51

2019 Employee Stock Purchase Plan

Three Months Ended March 31,
	2023	2022
Expected life (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	84.6 - 111.0%	79.0 - 89.9%
Risk-free interest rate	4.9 - 5.2%	0.6 - 1.3%

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. During the three months ended March 31, 2023 and 2022, the expense related to the ESPP was $0.1 million and $0.2 million, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

The Company recognized $3.2 million and $4.3 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended March 31, 2023 and 2022, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder, as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,392	$2,067
General and administrative	1,831	2,269
	$3,223	$4,336

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of March 31, 2023.

Unrecognized compensation expense as of March 31, 2023 totaled $12.6 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.1 years and $1.4 million related to non-vested RSUs with a remaining weighted-average requisite service period of 1.2 years.

13.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

14.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Common stock options	8,988,801	6,958,583
Unvested restricted stock units	753,464	835,980
Common stock warrants	—	49,997
	9,742,265	7,844,560

15.          Related Party Transactions

The Company recorded other income of $92,000 and zero for the three months ended March 31, 2023 and 2022, respectively, under the Grant Agreement and service contracts with a stockholder. The Company had no receivable from the stockholder as of both March 31, 2023 and December 31, 2022.

The Company recorded expense of $0.3 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively, related to intellectual property and other legal services performed by a related party. An immediate family member of Tito A. Serafini (“Dr. Serafini”), a member of our board of directors and our Chief Strategy Officer, is a partner of the legal service provider. The Company has a payable of $0.2 million to the related party as of both March 31, 2023 and December 31, 2022, respectively.

The Company recorded expense of $0.4 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively, related to legal services performed by a related party. An immediate family member of Dr. Serafini is a partner of the legal service provider. The Company has a payable of $270,000 and $33,000 to the related party as of both March 31, 2023 and December 31, 2022.

The Company recorded research and development expense of $63,000 during each of the three months ended March 31, 2023 and 2022 under consulting agreements with a member of the Company’s board of directors. The Company has a payable of $74,000 to the member of the Company’s board of directors as of both March 31, 2023 and December 31, 2022.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our unaudited financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and (2) the audited financial statements and the related notes and the discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on March 29, 2023, or 2022 Form 10-K.

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

Our most advanced product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with pembrolizumab, a PD-1 checkpoint inhibitor. In 2022, we began limiting enrollment of subjects in our clinical trials to those with biopsies positive for the target of ATRC-101 as determined by a CAP-CLIA certified assay. To date, ATRC-101 continues to be well tolerated, and we have observed longer progression free survival in patients with high target expression in this study. Enrollment in both cohorts is ongoing, and 71 participants have been enrolled and dosed as of data cut-off date of February 17, 2023. We expect additional data from both cohorts over the course of 2023, and we expect to make potential Phase 2 development decisions in late 2023.

Our efforts beyond ATRC-101 are focused on expanding our clinical pipeline by advancing additional product candidates using our discovery platform. We expect the focus of our pre-clinical development efforts will be on lead-stage oncology programs, including APN-497444, an ADC against a novel tumor glycan target, and APN-346958, a CD3 bispecific T-cell engager against an RNA-binding protein target and anticipate nominating clinical candidates for both programs later this year. We continue to aim for one additional IND per year in oncology with our next IND targeted in late 2024. In addition, we continue to develop our platform capabilities and to expand the weaponization technologies we have access to so that we can combine the novel antibodies that are generated by our platform with these antibody weaponization technologies to generate clinical candidates. In February 2023, we announced the first joint program, mutually selected with Xencor, Inc., or Xencor, for advancement under our existing strategic collaboration, combining an Atreca-discovered antibody with Xencor’s XmAb® bispecific Fc domain and a cytotoxic T-cell binding domain or CD3. The joint program is based on APN-346958, an Atreca-discovered antibody. APN-346958 recognizes an RNA-binding protein that is normally sequestered in the nucleus but is mislocalized to the cell surface in tumors. In preclinical studies, the XmAb bispecific antibody engineered against APN-346958’s target has demonstrated compelling anti-tumor activity and robust immune activation as evidenced by an increase in IFN gamma levels in plasma, and expansion of CD8+ T cells in the blood. Atreca and Xencor targeted to name a candidate from the program later in 2023, and Atreca targets an IND submission by early 2025.

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

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $21.0 million and $24.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $478.0 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of March 31, 2023, we had cash, cash equivalents and investments of $56.4 million.

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

Impact of COVID-19

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of March 31, 2023, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, the extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants or a resurgence of the pandemic, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic or any variant or resurgence of COVID-19 on the global economy. To the extent the COVID-19 pandemic or other public health crises disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. As a result, COVID-19 or other public health crises could materially adversely affect our business, financial condition, results of operations, growth prospects, and our ability to execute on our business strategies in the future and potentially disrupt the business of third parties with whom we do business, including our existing and potential future collaborators, any of which could also have the effect of heightening many of the other risks and uncertainties described in Part I, Item 1A. ‘‘Risk Factors’’ in this Quarterly Report on Form 10-Q. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, results of operations, and financial condition.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%

	(in thousands)
Operating expenses:
Research and development	$13,452	$17,064	$(3,612)	(21)%
General and administrative	8,079	8,606	(527)	(6)%
Total operating expenses	21,531	25,670	(4,139)	(16)%
Operating Loss	(21,531)	(25,670)	4,139	(16)%
Other income (expense), net:
Other income	92	750	(658)	(88)%
Interest income	429	44	385	875%
Total other income, net	521	794	(273)	(34)%
Net Loss	$(21,010)	$(24,876)	$3,866	(16)%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$5,962	$8,208
Product and other contract services	2,946	3,207
Laboratory supplies and equipment	1,281	2,239
Consulting, legal and other services	311	518
Facility related	1,871	1,843
Other	1,081	1,049
Total research and development expenses	$13,452	$17,064

Research and development expenses decreased by $3.6 million, or 21%, during the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily attributable to a $2.2 million decrease in personnel related expense due to restructuring and terminations, and a $1.0 million decrease in laboratory supplies and equipment due to a lower headcount.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$4,331	$4,529
Consulting, legal and other services	1,319	1,697
Facility related	695	600
Other	1,734	1,780
Total general and administrative expenses	$8,079	$8,606

General and administrative expenses decreased by $0.5 million, or 6%, during the three months ended March 31, 2023 compared to the same period in 2022. The decrease is attributable to a $0.4 million decrease in consulting, legal and other services attributable to a decrease in legal activities related to licensing activities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income decreased by $0.7 million during the three months ended March 31, 2023 compared to the same period in 2022 due to the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $429,000 during the three months ended March 31, 2023 as compared to $44,000 during the three months ended March 31, 2022 due primarily to an increase in interest rates, partially offset by a decrease in the investment balance.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and investments totaling $56.4 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities.

As of March 31, 2023, we had an accumulated deficit of $478.0 million and cash used in operating activities of $14.4 million for the three months then ended. Due to our significant research and development expenditures, we have generated significant operating losses since inception. To date, we have funded our operations primarily through the sale of convertible preferred stock and common stock.

In August 2020, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may, upon the terms and subject to the conditions set forth therein, issue and sell through

Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $100.0 million. As of March 31, 2023, we issued and sold 1,493,361 shares of our Class A common stock under the Sales Agreement. The cumulative net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management intends to complete additional equity financings and reduce spending in fiscal 2023 and 2024. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

In July 2019, we entered into a lease agreement, or the San Carlos Lease, for the lease of approximately 99,557 rentable square feet of office space located in San Carlos, California. The term of the San Carlos Lease commenced in August 2020, and the premises were delivered to us for the construction of certain tenant improvements. The term will end in April 2033. Base rent for the San Carlos Lease is $557,519 per month, with annual increases of 3%. We are obligated to maintain a security deposit of $1.1 million in the form of a letter of credit. The operating lease obligations discussed in Note 8, Leases, in our Notes to Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Leases represent operating lease obligations related to the San Carlos Lease.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Cash used in operating activities	$(14,444)	$(25,551)
Cash provided (used in) by investing activities	23,000	(24,389)
Cash provided by financing activities	109	3,767
Net increase (decrease) in cash and cash equivalents and restricted cash	$8,665	$(46,173)

Cash Flows from Operating Activities

For the three months ended March 31, 2023, cash used in operating activities was $14.4 million, which consisted of a net loss of $21.0 million and a net change of $1.7 million in our net operating assets and liabilities and $4.9 million in non-cash charges. The non-cash charges consisted of depreciation and amortization of $1.3 million, amortization of right-of-use asset of $0.4 million and stock-based compensation of $3.2 million. The change in operating assets and liabilities was primarily due to a $4.8 million decrease in prepaid expenses and other current assets attributable to cash receipt of employee retention credit and matured investments, a $1.8 million decrease in accrued expenses attributable to payment of accrued bonus expenses, a $0.8 million decrease in operating lease liabilities due to amortization and a $0.3 million decrease in account payables attributable to the payments made to contract manufacturers and preclinical service vendors.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2023, cash provided by investing activities of $23.0 million was primarily related to $23.1 million in net maturities of investments.

For the three months ended March 31, 2022, cash used in investing activities of $24.4 million was primarily related to $24.3 million in net purchase of investments.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, cash provided by financing activities was $0.1 million, which primarily related to $0.1 million of proceeds from our 2019 Employee Stock Purchase Plan, or ESPP, and employee stock option exercises.

For the three months ended March 31, 2022, cash provided by financing activities was $3.8 million, which primarily related to $3.5 million proceeds from the Class A common stock sales related to the ATM program, net of underwriting discounts and commissions, $0.2 million and $0.1 million of proceeds from our 2019 ESPP, and employee stock option exercises, respectively.

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

There have been no material changes in our critical accounting policies from those disclosed in our Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in our Notes to Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business.

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $56.4 million and $70.5 million as of March 31, 2023 and December 31, 2022, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our Class A common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2022 Form 10-K, are set forth below and are unchanged substantively as of March 31, 2023, except for those risks designated by an asterisk (*).

Risk Factor Summary

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to Our Business

●	We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development efforts, which may materially and adversely affect our business, financial condition, results of operations and prospects.
●	ATRC-101 is in clinical trials. It may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	ATRC-101 may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	The COVID-19 pandemic may continue to impact our business and could have a material adverse impact on our business and our operations, as well as the business and operations of our manufacturers, CROs or other third parties with whom we conduct business.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates and develop and commercialize them.
●	Our approach to developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our current or potential future product candidates, and we may not generate any revenue from the sale or licensing of our product candidates.
●	If there are undesirable side effects caused by ATRC-101 or any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our current and potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize current and potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we have and will continue to rely on to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and current or future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize ATRC-101 or potential future product candidates.
●	Even if we receive regulatory approval for any of our current or potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the United States Food and Drug Administration, or FDA, through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive approval for accelerated registration pathways from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We are a clinical-stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.

We are a clinical-stage biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of March 31, 2023, and December 31, 2022, we had accumulated deficits of $478.0 million and $456.9 million, respectively. For the three months ended March 31, 2023 and March 31, 2022, our net losses were $21.0 million and $24.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our current and potential future product candidates.

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

In accordance with the accounting guidance related to the presentation of unaudited financial statements, when preparing unaudited financial statements for each annual and interim reporting period, our management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. In making its assessment, our management considered the Company’s current financial condition and liquidity sources. Our management expects to generate operating losses and negative operating cash flows in the future and our management believes the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the date of issuance of the unaudited financial statements in this Form 10-Q.

To mitigate our funding needs, we have taken, and plan to continue to take, proactive measures to enhance our liquidity position and provide additional financial flexibility, including, among other things, equity financing in fiscal year 2023 and reduced spending in fiscal years 2023 and 2024. Our unaudited financial statements have been prepared assuming that we will continue as a going concern, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. Our plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding to continue as a going concern beyond one year from the date of issuance of the unaudited financial statements in this Form 10-Q. For additional details, please refer to Note 2, Summary of Significant Accounting Policies, in our Notes to unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q and “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Liquidity and Capital Resources; Plan of Operations” under Part I, Item 2 of this Form 10-Q.

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

The extent to which the COVID-19 pandemic may impact our operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants or a resurgence of the pandemic, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic or any variant or resurgence of COVID-19 on the global economy. To the extent the COVID-19 pandemic or other public health crises disrupt economic activity globally, it could adversely affect our ability to access capital, which could in the future negatively affect our liquidity. As a result, COVID-19 or other public health crises could materially adversely affect our business, financial condition, results of operations, growth prospects, and our ability to execute on our business strategies in the future and potentially disrupt the business of third parties with whom we do business, including our existing and potential future collaborators, any of which could also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

To date, we have primarily financed our operations through the sale of equity securities and payments and other income received under discovery services agreements not related to our primary business. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. For example, as a result of the COVID-19 pandemic or political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, in particular, the current conflict in Ukraine, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners. To date, we have not experienced any material interruptions in our operations. The extent and duration of the conflict, sanctions, and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption could also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section under Part II, Item 1A of this Form 10-Q.

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

The price of our Class A common stock is likely to be volatile. The market price for our Class A common stock has been, and may continue to be, impacted by many factors, including the other risks described in “Risk Factors” under Part II, Item 1A of this Form 10-Q, including the following:

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

ATRECA, INC.

Date:	May 10, 2023	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)