Form 10-Q
period 2023-06-30
Atreca, Inc.
filed 2023-08-10
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 32,580,220 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

Atreca, Inc.

Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$27,686	$30,819
Investments	10,849	39,676
Prepaid expenses and other current assets	3,425	7,531
Total current assets	41,960	78,026
Property and equipment, net	35,485	37,972
Operating lease right-of-use assets	35,165	36,056
Deposits and other	2,459	2,976
Total assets	$115,069	$155,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,142	$1,741
Accrued expenses	5,974	9,681
Operating lease liabilities, current portion	3,770	3,544
Other current liabilities	1,121	1,327
Total current liabilities	12,007	16,293
Operating lease liabilities, net of current portion	58,388	60,331
Total liabilities	70,395	76,624
Commitment and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both June 30, 2023 and December 31, 2022; 32,441,143 and 32,351,950 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both June 30, 2023 and December 31, 2022; 6,715,441 shares issued and outstanding as of both June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	541,788	535,592
Accumulated other comprehensive income (loss)	2	(266)
Accumulated deficit	(497,120)	(456,924)
Total stockholders’ equity	44,674	78,406
Total liabilities and stockholders’ equity	$115,069	$155,030

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Expenses
Research and development	$12,915	$19,953	$26,367	$37,017
General and administrative	6,835	8,077	14,914	16,683
Total expenses	19,750	28,030	41,281	53,700
Interest and other income (expense)
Other income	71	—	163	750
Interest income	493	153	922	197
Net other income (expense)	$564	$153	$1,085	$947
Loss before income tax expense	(19,186)	(27,877)	(40,196)	(52,753)
Income tax expense	—	—	—	—
Net loss	$(19,186)	$(27,877)	$(40,196)	$(52,753)
Net loss per share, basic and diluted	$(0.49)	$(0.72)	$(1.03)	$(1.38)
Weighted-average shares used in computing net loss per share, basic and diluted	39,156,584	38,591,436	39,124,553	38,288,831

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(19,186)	$(27,877)	$(40,196)	$(52,753)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	30	(191)	268	(559)
Comprehensive loss	$(19,156)	$(28,068)	$(39,928)	$(53,312)

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended June 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2022	38,591,436	$4	$522,893	$(470)	$(384,643)	$137,784
Stock-based compensation	—	—	5,487	—	—	5,487
Unrealized loss on available-for-sale debt securities	—	—	—	(191)	—	(191)
Net loss	—	—	—	—	(27,877)	(27,877)
Balances at June 30, 2022	38,591,436	$4	$528,380	$(661)	$(412,520)	$115,203

				Accumulated
			Additional	Other		Total
Three Months Ended June 30, 2023	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2023	39,156,584	$4	$538,924	$(28)	$(477,934)	$60,966
Stock-based compensation	—	—	2,864	—	—	2,864
Unrealized gain on available-for-sale debt securities	—	—	—	30	—	30
Net loss	—	—	—	—	(19,186)	(19,186)
Balances at June 30, 2023	39,156,584	$4	$541,788	$2	$(497,120)	$44,674

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Six Months Ended June 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	700,000	—	3,509	—	—	3,509
Issuance of common stock upon exercise of options	16,666	—	76	—	—	76
Issuance of common stock under the Employee Stock Purchase Plan	115,973	—	177	—	—	177
Stock-based compensation	—	—	9,824	—	—	9,824
Unrealized loss on available-for-sale debt securities	—	—	—	(559)	—	(559)
Net loss	—	—	—	—	(52,753)	(52,753)
Balances at June 30, 2022	38,591,436	$4	$528,380	$(661)	$(412,520)	$115,203

				Accumulated
			Additional	Other		Total
Six Months Ended June 30, 2023	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	39,067,391	$4	$535,592	$(266)	$(456,924)	$78,406
Issuance of Class A common stock under the Employee Stock Purchase Plan	89,193	—	110	—	—	110
Stock-based compensation	—	—	6,086	—	—	6,086
Unrealized gain on available-for-sale debt securities	—	—	—	268	—	268
Net loss	—	—	—	—	(40,196)	(40,196)
Balances at June 30, 2023	39,156,584	$4	$541,788	$2	$(497,120)	$44,674

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(40,196)	$(52,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,566	2,719
Amortization of operating right-of-use asset	891	785
Stock-based compensation	6,086	9,824
Amortization of discount or premium on available-for-sale securities	(191)	118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,701	(2,995)
Accounts payable	(586)	(1,298)
Accrued expenses	(3,776)	(3,692)
Other current liabilities	(206)	(59)
Operating lease liabilities	(1,717)	(1,577)
Net cash used in operating activities	(32,428)	(48,928)
Cash Flows from Investing Activities
Purchase of property and equipment	(101)	(496)
Purchase of investments	(14,699)	(51,585)
Proceeds from maturities of investments	43,985	28,951
Net cash provided (used in) by investing activities	29,185	(23,130)
Cash Flows from Financing Activities
Proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan	110	177
Proceeds from exercise of stock options	—	76
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	—	3,509
Principal payments on capital lease obligations	—	(4)
Net cash provided by financing activities	110	3,758
Net change in cash, cash equivalents and restricted cash	(3,133)	(68,300)
Cash, cash equivalents and restricted cash, beginning of period	31,934	96,204
Cash, cash equivalents and restricted cash, end of period	$28,801	$27,904

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental Schedule of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$69	$42
Reclassification of fixed assets held-for-sale	$78	$—

See accompanying notes to the unaudited financial statements.

Notes to Unaudited Interim Financial Statements

1.            Business

Nature of Business

Atreca, Inc. (the “Company”) was incorporated in the State of Delaware on June 11, 2010 (“inception”), and is located in San Carlos, California. The Company is a biopharmaceutical company utilizing its differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. APN-497444 is a Company-discovered antibody targeting a novel, tumor-specific glycan, which displays uniform and tumor-selective binding with high target prevalence in colorectal cancer and exhibits compelling preclinical anti-tumor activity and initial safety when weaponized as an antibody-drug conjugate (“ADC”). In August 2023, the Company announced it will suspend development of ATRC-101, the Company’s former lead product candidate. The Company operates in a single segment. Since inception, the Company has been primarily engaged in research and development, raising capital, building its management team and building its intellectual property portfolio.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 29, 2023.

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

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the unaudited financial statements are issued. Management intends to complete additional equity financings and reduce spending in fiscal 2023 and 2024. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete additional equity financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022, and statements of cash flows for the six months ended June 30, 2023 and 2022. The financial data and the other financial information contained in these notes to the financial statements related to the three-month and six-month periods ended June 30, 2023 and 2022 are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date.

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

In October, 2022, the Company entered into the Grant Agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $1.2 million for its malaria program. The parties amended the agreement in December 2022 to extend the grant term. During the three months and six months ended June 30, 2023, the Company recognized $71,000 and $163,000 of income related to the Grant Agreement, respectively, and had $1.0 million of unused funds received recorded as deferred revenue within accrued and other current liabilities. The Company recorded no receivables under service and license agreements as of June 30, 2023 and December 31, 2022.

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

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had a receivable of $330,000 and a payable of $12,000 and under the research cost-sharing provision recorded in prepaid and other current assets and accrued expenses, respectively, on the accompanying balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

The Company maintained restricted cash of $1.1 million as of both June 30, 2023 and December 31, 2022. These amounts as of June 30, 2023 and December 31, 2022 are included in deposits and other in the accompanying balance sheets and is comprised solely of letter of credit required pursuant to the lease for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$27,686	$30,819
Restricted cash	1,115	1,115
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$28,801	$31,934

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables included in prepaid and other current assets. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at June 30, 2023 and December 31, 2022. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company does not require collateral or other security for other receivables.

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

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$18,633	$—	$—	$18,633
U.S. Treasury securities	12,834	—	—	12,834
Total	$31,467	$—	$—	$31,467

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$29,658	$—	$—	$29,658
Certificates of deposit	483	—	—	483
Corporate debt securities	—	1,996	—	1,996
U.S. Treasury securities	37,197	—	—	37,197
Total	$67,338	$1,996	$—	$69,334

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds, certificates of deposit, and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of both June 30, 2023 and December 31, 2022, the remaining contractual maturity of all marketable securities was less than one year.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term
June 30, 2023	Cost	Gains	Losses	Value	Equivalents	Investment
Cash, cash equivalents and money market funds	$27,686	$—	$—	$27,686	$27,686	$—
Available-for-sale:
U.S. Treasury securities	10,847	2	—	10,849	—	10,849
Total	$38,533	$2	$—	$38,535	$27,686	$10,849

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term
December 31, 2022	Cost	Gains	Losses	Value	Equivalents	Investment
Cash, cash equivalents and money market funds	$30,819	$—	$—	$30,819	$30,819	$—
Available-for-sale:
U.S. Treasury securities	37,458	—	(261)	37,197	—	37,197
Corporate debt securities	1,999	—	(3)	1,996	—	1,996
Certificates of deposit	485	—	(2)	483	—	483
Total	$70,761	$—	$(266)	$70,495	$30,819	$39,676

The Company evaluated the securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company has no intention to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2023.

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Vendor prepayments and deposits	$1,831	$2,010
Prepaid insurance	740	1,026
Prepaid facility maintenance fee	343	336
Other receivables	330	3,985
Interest receivables and other current assets	181	174
Total prepaid expenses and other current assets	$3,425	$7,531

6.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$12,345	$13,191
Furniture and fixtures	1,929	1,929
Computer hardware and software	1,579	1,518
Leasehold improvements	37,908	37,908
Construction in process	270	178
	54,031	54,724
Less accumulated depreciation and amortization	(18,546)	(16,752)
Total property and equipment, net	$35,485	$37,972

Depreciation and amortization expense was $1.3 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $2.6 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.

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

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation and related benefits	$2,527	$3,789
License fees	—	3,000
Contract research fees	3,011	2,201
Professional fees	120	128
Other	316	563
Total accrued expenses	$5,974	$9,681

8.           Leases

The Company leases its office facilities under a non-cancellable operating lease agreement that expires in April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The Company was not party to any finance leases as of June 30, 2023.

The Company's future lease payments as of June 30, 2023, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company's balance sheets (in thousands, except weighted-average data) are as follows:

Operating
Leases
Periods
2023 - remainder	$3,843
2024	7,846
2025	8,064
2026	8,288
2027	8,519
Thereafter	48,771
Total lease payments	$85,331
Less: imputed interest	(23,173)
Present value of lease liabilities	$62,158

Lease liabilities, current	3,770
Lease liabilities, noncurrent	58,388
Total lease liabilities	$62,158

Weighted-average remaining lease term (in years)	9.9
Weighted-average discount rate	6.64%

Lease expenses under the Company’s operating leases were $1.5 million for each of the three months ended June 30, 2023 and 2022, and $3.0 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively. Variable lease expenses for operating leases were $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

Cash paid for amounts included in the measurement of lease liabilities for each of the three and six months ended June 30, 2023 and 2022 were $1.9 million and $3.8 million, respectively.

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

10.           Reorganization and Other Charges

On June 1, 2022, the Company implemented and announced a corporate reorganization of its operations. In connection with the reorganization, the Company undertook a workforce reduction and recorded severance and employee benefits charges of $0.7 million to operating expenses in the quarter ended June 30, 2022.

As of June 30, 2023, there was no outstanding liability related to severance and employee benefit charges and does not expect to incur any material additional costs related to the June 2022 reorganization.

In August 2023, the Company implemented and announced the August 2023 reorganization of its operations. Refer to the Subsequent Events (Note 16) for additional details.

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

Sales Agreement

In August 2020, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC (“Cowen”), to issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “2020 ATM”). As of June 30, 2023, the Company issued and sold 1,493,361 shares of its Class A common stock. Cumulative net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million. During the six months ended June 30, 2023 and 2022, the Company sold zero and 700,000 shares of its Class A common stock, respectively.

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

The repricing resulted in incremental stock-based compensation expense of $2.5 million, of which $0.1 million and $1.6 million was expensed during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $1.6 million was expensed during the six months ended June 30, 2023 and 2022, respectively. Remaining $0.4 million related to unvested stock option awards will be amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 0.6 years.

Stock Options

Stock option activity under the 2019 Plan, the 2010 Plan and the Inducement Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2022	6,373,534	$3.56	7.3	$2
Granted	2,926,383	1.46
Cancelled	(292,588)	3.34
Balances, June 30, 2023	9,007,329	$2.88	7.7	$3
Vested and expected to vest at June 30, 2023	9,007,329	$2.88	7.7	$3
Exercisable at June 30, 2023	4,896,980	$3.73	6.5	$3
Vested at June 30, 2023	4,896,980	$3.73	6.5	$3

The weighted-average exercise price, weighted-average remaining contractual life and aggregate intrinsic value as of June 30, 2023 reflect the impact of the stock option repricing discussed above. The weighted-average grant date fair value of options granted in the six months ended June 30, 2023 and 2022 was $1.08 and $1.40, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected life (in years)	5.66	5.87	5.97	5.88
Volatility	90.0%	86.0%	87.0%	85.9%
Risk-free interest rate	3.8%	3.2%	3.8%	3.2%

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

Restricted Stock Units

The 2019 Plan provides for the issuance of RSUs to employees, directors and consultants. RSUs vest over either period of two years with 50% vesting on the one year anniversary of the award and the remainder vesting on the two year anniversary of the award or three years with 33% vesting in the first year, 33% vesting in the second year, and 33% vesting in the third year of the award vesting period.

The following table summarizes RSU activity for the six months ended June 30, 2023:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2022	330,440	$6.15
RSUs Granted	439,458	1.49
RSUs Cancelled	(35,330)	3.34
Unvested Balances, June 30, 2023	734,568	$3.50

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. During the three months ended June 30, 2023 and 2022, the expense related to the ESPP was $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2023 and 2022, the expense related to the ESPP was $0.2 million and $0.5 million, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	84.6 - 111.0%	79.0 - 89.9%	84.6 - 111.0%	79.0 - 89.9%
Risk-free interest rate	4.9 - 5.2%	0.6 - 1.3%	4.9 - 5.2%	0.6 - 1.3%

The Company recognized $2.9 million and $5.5 million of stock based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $6.1 million and $9.8 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the six months ended June 30, 2023 and 2022, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,211	$2,639	$2,602	$4,707
General and administrative	1,653	2,848	3,484	5,117
	$2,864	$5,487	$6,086	$9,824

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of June 30, 2023.

Unrecognized compensation expense as of June 30, 2023 totaled $10.3 million related to non-vested stock options with a remaining weighted-average requisite service period of 2.0 years and $0.8 million related to non-vested RSUs with a remaining weighted-average requisite service period of 1.3 years.

13.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were $0.1 million for each of the three months ended June 30, 2023 and 2022, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

14.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Six Months Ended June 30,
	2023	2022
Common stock options	9,007,329	7,128,365
Unvested restricted stock units	734,568	789,390
Common stock warrants	—	49,997
	9,741,897	7,967,752

15.          Related Party Transactions

The Company recorded other income of $71,000 and zero during the three months ended June 30, 2023 and 2022, respectively, and $163,000 and zero during the six months ended June 30, 2023 and 2022, respectively, under the Grant Agreement and service contracts with a stockholder. The Company had no receivable from the stockholder as of both June 30, 2023 and December 31, 2022.

The Company recorded expense of $0.2 million during each of the three months ended June 30, 2023 and 2022, respectively, and the Company recorded expense of $0.5 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively, related to intellectual property and other legal services performed by a related party. An immediate family member of Tito A. Serafini (“Dr. Serafini”), a member of our board of directors and our Chief Strategy Officer, is a partner of the legal service provider. The Company has a payable of $0.1 million and $0.2 million to the related party as of June 30, 2023 and December 31, 2022, respectively.

The Company recorded expense of $0.1 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively, and the Company recorded expense of $0.4 million and $0.8 million during the six months ended June 30, 2023 and 2022, respectively, related to legal services performed by a related party. An immediate family member of Dr. Serafini is a partner of the legal service provider. The Company has a payable of $47,000 and $33,000 to the related party as of both June 30, 2023 and December 31, 2022.

The Company recorded research and development expense of $63,000 during each of the three months ended June 30, 2023 and 2022 and $0.1 million during each of the six months ended June 30, 2023 and 2022, respectively, under consulting agreements with a member of the Company’s board of directors. The Company has a payable of $74,000 to the member of the Company’s board of directors as of both June 30, 2023 and December 31, 2022.

16.Subsequent Events

At-the-Market Offering

On July 18, 2023, the Company filed with the SEC a shelf registration statement on Form S-3, which is not yet effective. Pursuant to such registration statement, the Company may offer and sell securities having an aggregate public offering price of up to $300.0 million. In connection with the filing of such registration statement, the Company entered into a new at-the-market sales agreement with Cowen to issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $91.5 million. Pursuant to the sales agreement, the Company will pay Cowen a commission rate equal to 3.0% of the gross sales price of any shares of the Company’s Class A common stock sold. To date, the Company has not sold any shares of its Class A common stock under the 2023 ATM.

2023 Corporate Reorganization

On August 10, 2023, the Company implemented and announced a corporate reorganization of its operations. As part of the reorganization, the Company is undertaking cost-saving initiatives, including a workforce reduction of approximately 40% of its current employees and the suspension of the development of ATRC-101, its former lead product candidate. The total cost related to the workforce reduction is estimated to be approximately $1.6 million, all of which is cash-based expenditures related primarily to severance payments. The Company expects to recognize substantially all the charges related to the workforce reduction in the quarter ending September 30, 2023. These estimates are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

In addition, the Company announced plans to focus its efforts on advancing its preclinical ADCs, including APN-497444, while preserving its core discovery capabilities. Although the Company is unable to estimate in good faith the approximate charges to be incurred in connection with the suspension of the development of ATRC-101, as a result of the Company’s corporate reorganization, the Company expects that its existing cash, cash equivalents and investments will be sufficient to fund its operating and capital needs through early 2024. The Company is also evaluating further cost-saving initiatives.

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

Overview

We are a biopharmaceutical company utilizing our differentiated platform primarily to discover and develop novel antibody-based therapeutics to treat a range of solid tumor types. While more traditional oncology drug discovery approaches attempt to generate antibodies against known targets, our approach relies on the human immune system to direct us to unique antibody-target pairs from patients experiencing a clinically meaningful, active immune response against their tumors. These unique antibody-target pairs represent a potentially novel and previously unexplored landscape of oncology targets. We believe the fact that our approach has the potential to deliver novel, previously unexplored oncology targets provides us with a significant competitive advantage over traditional approaches, which focus on known targets that many companies are aware of and can pursue. We have utilized our drug discovery approach to identify over 2,000 distinct human antibodies that bind preferentially to tumor tissue from patients who are not the source of the antibody.

In August 2023, we implemented and announced a corporate reorganization to reduce expenses and extend our cash runway, including reducing our workforce by approximately 40% and suspending development of ATRC-101, our former lead product candidate. We are also evaluating further cost-saving initiatives. As a result of the corporate reorganization, we are focusing our operations on the development of APN-497444, an antibody-drug conjugate, or ADC, against a novel tumor glycan target, and our other preclinical ADC oncology programs going forward, while continuing to preserve our core capabilities critical to our novel discovery platform. If we experience excessive unanticipated inefficiencies or incremental costs in connection with our restructuring activities, such as unanticipated inefficiencies caused by our reduced headcount and excessive charges in connection with the wind down of ATRC-101, we may be unable to realize meaningful cost savings or capitalize on future opportunities.

Our former lead product candidate, ATRC-101, is a monoclonal antibody with a novel mechanism of action and target derived from an antibody identified using our discovery platform. ATRC-101 reacts in vitro with a majority of human ovarian, non-small cell lung, colorectal and breast cancer samples from multiple patients. It has demonstrated robust anti-tumor activity as a single agent in multiple preclinical models, including one model in which PD-1 checkpoint inhibitors typically display limited activity. In 2020, we commenced clinical development of ATRC-101 with a Phase 1b clinical trial evaluating ATRC-101 as a monotherapy in patients with select solid tumors which is ongoing, and in 2021 we expanded clinical development by opening a new cohort to evaluate ATRC-101 in combination with pembrolizumab, a PD-1 checkpoint inhibitor. In 2022, we began limiting enrollment of subjects in our clinical trials to those with biopsies positive for the target of ATRC-101 as determined by a CAP-CLIA certified assay. To date, ATRC-101 continues to be well tolerated, and we have observed longer progression free survival in patients with high target expression in this study. As part of our corporate reorganization announced in August 2023, we are suspending the development of ATRC-101, ceasing enrollment in the Phase 1b clinical trial, and winding down the trial. We made these decisions based on both development requirements and financial considerations, and we are evaluating potential out-licensing opportunities for any future development of ATRC-101.

Our efforts beyond ATRC-101 are focused on expanding our preclinical pipeline by advancing additional product candidates using our discovery platform. The focus of our preclinical development efforts have been on lead-stage oncology programs, including APN-497444 and APN-346958, a CD3 bispecific T-cell engager against an RNA-binding protein target. We expect to nominate a clinical candidate from the APN-497444 program in 2023 and we are targeting an IND submission in late 2024 or early 2025. In February 2023, we announced the first joint program, mutually selected with Xencor, Inc., or Xencor, for advancement under our existing strategic collaboration, combining an Atreca-discovered antibody with Xencor’s XmAb® bispecific Fc domain and a cytotoxic T-cell binding domain or CD3. The joint program is based on APN-346958, an Atreca-discovered antibody. APN-346958 recognizes an RNA-binding protein normally sequestered in the nucleus but mislocalized to the cell surface in tumors. In preclinical studies, the XmAb bispecific antibody engineered against APN-346958’s target has demonstrated compelling anti-tumor activity and robust immune activation as evidenced by an increase in IFN gamma levels in plasma, and expansion of CD8+ T cells in the blood.

In April 2022, we provided an update on our preclinical pipeline in oncology, and we announced our next clinical candidate, ATRC-301. ATRC-301 is a ADC that selectively targets a novel, membrane-proximal epitope on erythropoietin-producing hepatocellular receptor A2, or EphA2. We initiated IND-enabling studies for ATRC-301, including a non-human primate toxicology study in September 2022. In November 2022, we announced that this study revealed safety signals, including bleeding, and as a result, we discontinued the development of ATRC-301.

Beyond oncology, in October 2021, we entered into a licensing agreement with the Bill & Melinda Gates Medical Research Institute or Gates MRI to allow Gates MRI to develop and commercialize MAM01/ATRC-501 for the prevention of malaria in GAVI, the Vaccine Alliance, eligible countries located in malaria-endemic regions of the world, to advance its charitable purposes. MAM01/ATRC-501 is an engineered version of an antibody that we discovered using our platform that targets the circumsporozoite protein of Plasmodium falciparum, the protozoan that causes the deadliest form of malaria. An IND for MAM01/ATRC-501 was filed by Gates MRI in the first half of 2023, and Gates MRI plans to initiate its Phase 1 trial based in the U.S. in the second half of 2023 followed by a trial in Sub-Saharan Africa. We retain commercial rights in the U.S., Europe and parts of Asia, and potential product development opportunities in those regions include prevention of malaria for those traveling to malaria endemic regions.

We commenced operations in 2010, and we have since devoted substantially all our resources to research and development, identifying product candidates, undertaking preclinical studies, conducting clinical trials, raising capital, building our management team and building our intellectual property portfolio. We do not have any products approved for marketing or sale and have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve or sustain profitability will depend on the successful development, regulatory approval and eventual commercialization of one or more of our future product candidates.

To date, we have financed our operations primarily through equity offerings of our securities. Our net losses were $19.2 million and $27.9 million for the three months ended June 30, 2023 and 2022, respectively, and $40.2 million and $52.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $497.1 million. We anticipate that a substantial portion of our capital resources and efforts in the foreseeable future will be focused on discovering, completing the necessary development, obtaining regulatory approval for and preparing for potential commercialization of product candidates. As of June 30, 2023, we had cash, cash equivalents and investments of $38.5 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development activities. Our expenses will fluctuate over time as we:

◾	implement our corporate restructuring plans, including personnel-related expense due to terminations and other restructuring expenses related to winding down clinical trials for ATRC-101 and initiating preclinical studies on any product candidates that we may pursue in the future;
◾	undertake research and development to advance our most promising antibodies from our library of antibodies and develop potential future product candidates from that collection;
◾	invest in advancing our differentiated discovery platform, and the underlying technologies;
◾	seek marketing approvals for product candidates that successfully complete clinical trials;
◾	maintain, protect and expand our portfolio of intellectual property rights, including patents, trade secrets and know-how;
◾	implement additional operational, financial and management systems; and
◾	attract, hire and retain additional administrative, clinical, regulatory and research personnel.

Financial Operations Overview

Revenue

We have no products approved for marketing or commercial sale and have never generated any revenue from product sales.

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts, salaries, employee benefits and stock-based compensation for personnel contributing to research and development activities, laboratory supplies, outsourced research and development expenses, professional services and allocated facilities-related costs. We expect our research and development expenses to increase in the foreseeable future as we continue to invest in our differentiated discovery platform to expand our pipeline of potential future product candidates, advance any potential future product candidates into and through preclinical studies and clinical trials and pursue regulatory approval of any potential future product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	June 30,		Change
	2023	2022	$	%

	(in thousands)
Operating expenses:
Research and development	$12,915	$19,953	$(7,038)	(35)%
General and administrative	6,835	8,077	(1,242)	(15)%
Total operating expenses	19,750	28,030	(8,280)	(30)%
Operating Loss	(19,750)	(28,030)	8,280	(30)%
Other income (expense), net:
Other income	71	—	71	*
Interest income	493	153	340	222%
Total other income, net	564	153	411	269%
Net Loss	$(19,186)	$(27,877)	$8,691	(31)%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$5,172	$6,157
Product and other contract services	3,107	3,384
Laboratory supplies and equipment	1,229	1,826
Consulting, legal and other services	449	511
Research license fees	—	5,000
Facility related	1,984	1,940
Other	974	1,135
Total research and development expenses	$12,915	$19,953

Research and development expenses decreased by $7.0 million, or 35%, during the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a $1.0 million decrease in personnel related expense due to restructuring and terminations, a one-time $5.0 million research license fee recognized during the three months ended June 30, 2022 to perform preclinical research and development of ADCs, and a $0.6 million decrease in laboratory supplies and equipment due to a lower headcount.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	June 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$3,783	$4,524
Consulting, legal and other services	814	1,098
Facility related	732	672
Other	1,506	1,783
Total general and administrative expenses	$6,835	$8,077

General and administrative expenses decreased by $1.2 million, or 15%, during the three months ended June 30, 2023 compared to the same period in 2022. The decrease is attributable to a $0.7 million decrease in personnel related expense due to restructuring and terminations, and a $0.3 million decrease in consulting, legal and other services attributable to a decrease in legal activities related to licensing activities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income increased by $0.1 million during the three months ended June 30, 2023 compared to the same period in 2022 due to the services provided pursuant to the Grant Agreement with the Bill & Melinda Gates Foundation.

Interest Income

Interest income increased to $0.5 million during the three months ended June 30, 2023 as compared to $0.2 million during the three months ended June 30, 2022 due primarily to an increase in interest rates, partially offset by a decrease in the investment balance.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations during the respective periods:

	Six Months Ended
	June 30,		Change
	2023	2022	$	%

	(in thousands)
Operating expenses:
Research and development	$26,367	$37,017	$(10,650)	(29)%
General and administrative	14,914	16,683	(1,769)	(11)%
Total operating expenses	41,281	53,700	(12,419)	(23)%
Operating Loss	(41,281)	(53,700)	12,419	(23)%
Other income (expense), net:
Other income	163	750	(587)	(78)%
Interest income	922	197	725	368%
Total other income, net	1,085	947	138	15%
Income tax expense	—	—	—	*
Net Loss	$(40,196)	$(52,753)	$12,557	(24)%

*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$11,134	$14,365
Product and other contract services	6,053	6,591
Laboratory supplies and equipment	2,510	4,065
Consulting, legal and other services	760	1,029
Research license fees	—	5,000
Facility related	3,855	3,783
Other	2,055	2,184
Total research and development expenses	$26,367	$37,017

Research and development expenses decreased by $10.7 million, or 29%, during the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a $3.2 million decrease in personnel related expense due to restructuring and terminations, a one-time $5.0 million research license fee recognized during the six months ended June 30, 2022 to perform preclinical research and development of ADCs, a $1.6 million decrease in laboratory supplies and equipment due to a lower headcount and a $0.5 million decrease in product and preclinical contract services due to the discontinuation of a preclinical program.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$8,114	$9,053
Consulting, legal and other services	2,133	2,795
Facility related	1,427	1,272
Other	3,240	3,563
Total general and administrative expenses	$14,914	$16,683

General and administrative expenses decreased by $1.8 million, or 11%, during the six months ended June 30, 2023 compared to the same period in 2022. The decrease is attributable to a $0.9 million decrease in personnel related expense due to restructuring and terminations, and $0.7 million decrease in consulting, legal and other services attributable to a decrease in legal activities related to licensing activities.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income decreased by $0.6 million during the six months ended June 30, 2023 compared to the same period in 2022 due to the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $0.9 million during the six months ended June 30, 2023 as compared to $0.2 million during the six months ended June 30, 2022 due primarily to an increase in interest rates, partially offset by a decrease in the investment balance.

Liquidity and Capital Resources; Plan of Operations

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and investments totaling $38.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our investments consist of U.S. government treasury and agency securities.

As of June 30, 2023, we had an accumulated deficit of $497.1 million and cash used in operating activities of $32.4 million for the six months then ended. Due to our significant research and development expenditures, we have generated significant operating losses since inception. To date, we have funded our operations primarily through the sale of convertible preferred stock and common stock.

In August 2020, we entered into an at-the-market sales agreement with Cowen and Company, LLC, or Cowen, to issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $100.0 million, or the 2020 ATM. As of June 30, 2023, we issued and sold 1,493,361 shares of our Class A common stock under the 2020 ATM. The cumulative net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million.

In July 2023, we filed with the SEC a shelf registration statement on Form S-3, which is not yet effective. Pursuant to such registration statement, we may offer and sell securities having an aggregate public offering price of up to $300.0 million. In connection with our filing of such registration statement, we entered into a new at-the-market sales agreement with Cowen to issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $91.5 million, or the 2023 ATM. Pursuant to the sales agreement, we will pay Cowen a commission rate equal to 3.0% of the gross sales price of any shares of our Class A common stock sold. To date, we have not sold any shares of our Class A common stock under the 2023 ATM.

Our management evaluates whether there are relevant conditions and events that in the aggregate raise substantial doubt about our ability to continue as a going concern and to meet our obligations as they become due within one year from the date that the unaudited financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the unaudited financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviate substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the unaudited financial statements are issued. Management intends to complete equity financings and reduce spending in fiscal years 2023 and 2024. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to complete equity financings. If we are unable to complete such financings, management’s plans include further cost-cutting measures to reduce or delay our operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these unaudited financial statements.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Material Cash Requirements

We have used substantial funds to develop our discovery platform and our former lead product candidate, ATRC-101, and we will continue to require significant funds to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of potential future product candidates, to seek regulatory approvals for potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We cannot assure you that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, future clinical trials, research and development programs or commercialization efforts.

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

In addition, we enter into contracts in the normal course of business with contract research organizations for preclinical and clinical studies as well as with contract development and manufacturing organizations for the manufacture of materials for those studies. These agreements generally provide for termination at the request of either party with less than one-year notice and are, therefore, cancelable contracts.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Cash used in operating activities	$(32,428)	$(48,928)
Cash provided (used in) by investing activities	29,185	(23,130)
Cash provided by financing activities	110	3,758
Net increase (decrease) in cash and cash equivalents and restricted cash	$(3,133)	$(68,300)

Cash Flows from Operating Activities

For the six months ended June 30, 2023, cash used in operating activities was $32.4 million, which consisted of a net loss of $40.2 million and a net change of $1.6 million in our net operating assets and liabilities, offset by $9.4 million in non-cash charges. The change in operating assets and liabilities was primarily due to a $3.8 million decrease in accrued expenses attributable to payment of accrued bonus expenses and payment of accrued license fee, a $1.7 million decrease in operating lease liabilities due to amortization and a $0.6 million decrease in account payables attributable to the payments made to contract manufacturers and preclinical service vendors, offset by a $4.7 million decrease in prepaid expenses and other current assets attributable to cash receipt of employee retention credit and matured investments. The non-cash charges consisted of depreciation and amortization of $2.6 million, amortization of right-of-use asset of $0.9 million and stock-based compensation of $6.1 million.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2023, cash provided by investing activities of $29.2 million was primarily related to $29.3 million in net maturities of investments.

For the six months ended June 30, 2022, cash used in investing activities of $23.1 million was primarily related to $22.6 million in net purchase of investments.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, cash provided by financing activities was $0.1 million, which primarily related to $0.1 million of proceeds from our 2019 Employee Stock Purchase Plan, or ESPP, and employee stock option exercises.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2024, (ii) the last day of our first fiscal year in which we have total annual gross revenues of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $38.5 million and $70.5 million as of June 30, 2023 and December 31, 2022, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our Class A common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2022 Form 10-K, are set forth below and are unchanged substantively as of June 30, 2023, except for those risks designated by an asterisk (*).

Risk Factor Summary

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to Our Business

●	We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.
●	Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development efforts, which may materially and adversely affect our business, financial condition, results of operations and prospects.
●	Any potential future product candidate may fail in development or suffer delays that materially and adversely affect its commercial viability.
●	Any potential future product candidate may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.
●	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our potential future product candidates could harm our drug development strategy and operational results.
●	We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of potential future product candidates and develop and commercialize them.
●	Our approach to developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	The market may not be receptive to our potential future product candidates, and we may not generate any revenue from the sale or licensing of such product candidates.
●	If there are undesirable side effects caused by any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.
●	We will need substantial additional funds to advance development of potential future product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our potential future product candidates.
●	We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We have obtained rights to use human samples in furtherance of our research and development of our current and potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.
●	We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our potential future product candidates. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize potential future product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
●	If third parties on which we have and will continue to rely on to conduct certain preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	Because we may rely on third parties for manufacturing and supply of our potential future product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.
●	We may not realize the expected benefits of our cost-saving initiatives.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.
●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our current or future products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize potential future product candidates.
●	Even if we receive regulatory approval for any of our potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
●	We may attempt to secure approval from the United States Food and Drug Administration, or FDA, through the use of accelerated registration pathways. If unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials which could increase the expense of obtaining, reduce the likelihood of obtaining or delay the timing of obtaining, necessary marketing approvals. Even if we receive approval for accelerated registration pathways from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Future sales and issuances of our Class A common stock or Class B common stock or rights to purchase Class A common stock or Class B common stock, including pursuant to our 2019 Equity Incentive Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
●	Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our Class A common stock.*

We are a biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of June 30, 2023, and December 31, 2022, we had accumulated deficits of $497.1 million and $456.9 million, respectively. For the three months ended June 30, 2023 and June 30, 2022, our net losses were $19.2 million and $27.9 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, our net losses were $40.2 million and $52.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our potential future product candidates.

We expect our net losses to fluctuate significantly, depending on the timing of our planned preclinical studies and clinical trials and expenditures on other research and development actitivies. However, the amount of our future losses is uncertain. Our ability to achieve or sustain profitability, if ever, will depend on, among other things, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, entering into potential future partnerships, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our potential future partners, are unable to commercialize one or more of our potential future product candidates, or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve or sustain profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

In accordance with the accounting guidance related to the presentation of unaudited financial statements, when preparing unaudited financial statements for each interim reporting period, our management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. In making its assessment, our management considered the Company’s current financial condition and liquidity sources. Our management expects to generate operating losses and negative operating cash flows in the future and our management believes the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the date of issuance of the unaudited financial statements in this Form 10-Q.

To mitigate our funding needs, we have taken, and plan to continue to take, proactive measures to enhance our liquidity position and provide additional financial flexibility, including, among other things, equity financing in fiscal year 2023 and reduced spending in fiscal years 2023 and 2024. Although our unaudited financial statements have been prepared assuming that we will continue as a going concern, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. Our plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of our plans will result in the necessary funding or adequate cost-saving measures to continue as a going concern beyond one year from the date of issuance of the unaudited financial statements in this Form 10-Q. For additional details, please refer to Note 2, Summary of Significant Accounting Policies, in our Notes to unaudited Financial Statements included in Part I, Item 1 of this Form 10-Q and “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources; Plan of Operations” under Part I, Item 2 of this Form 10-Q.

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

Any potential future product candidate may fail in development or suffer delays that materially and adversely affect its commercial viability.*

We have no products on the market or that have gained regulatory approval. We currently have no product candidates and none of our potential future product candidates have ever been tested in humans. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing product candidates, either alone or with partners.

Before obtaining regulatory approval for the commercial distribution of product candidates, we or a partner must conduct extensive preclinical studies, followed by clinical trials to demonstrate the safety and efficacy of our potential future product candidates in humans. We cannot be certain of the timely completion or outcome of our preclinical studies, and we cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our preclinical programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We are subject to the risks of failure inherent in the development of potential future product candidates based on novel approaches, targets and mechanisms of action. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by clinical stage biopharmaceutical companies such as ours.

We may not have the financial resources to develop, or to enter into new collaborations for, any potential future product candidates. This may be exacerbated if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, any potential future product candidate, such as:

◾	negative or inconclusive results from our preclinical studies or clinical trials, or the preclinical studies or clinical trials of others for product candidates similar to our potential future product candidates, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;

◾	product-related side effects experienced by participants in our clinical trials or by individuals using drugs or therapeutic antibodies similar to ours;
◾	delays in submitting IND applications or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
◾	conditions imposed by the FDA, or other regulatory authorities regarding the scope or design of our clinical trials;
◾	delays in enrolling research subjects in clinical trials;
◾	high drop-out rates of research subjects;
◾	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
◾	greater-than-anticipated clinical trial costs;
◾	poor effectiveness of any potential future product candidates during clinical trials;
◾	unfavorable FDA or other regulatory agency inspection and review of a clinical trial or manufacture site;
◾	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
◾	delays and changes in regulatory requirements, policies and guidelines; or
◾	the FDA or other regulatory agencies interpreting our data differently than we do.

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

Any potential future product candidate may not demonstrate the combination of safety and efficacy necessary to become approvable or commercially viable.*

Any potential future product candidate may not possess properties that are helpful for therapeutic effectiveness and safety. As a result, we may never succeed in developing a marketable product based on any potential future product candidate. If any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.*

As one of the elements of our clinical development approach, we may seek to develop lab-based tests to screen and identify subsets of patients who may be more likely to benefit from any potential future product candidate, more commonly referred to as companion diagnostics. To achieve this, we may seek to develop and commercialize such companion diagnostics ourselves or through third-party collaborators. Companion diagnostics are generally developed in conjunction with clinical programs for the associated product and can be helpful in enrolling patients in clinical studies who may be more likely to respond to the specific therapeutic being developed. The approval of a companion diagnostic as part of the product label could limit the use of the product candidate.

Companion diagnostics are subject to regulation by the FDA and other regulatory authorities as medical devices and typically require separate clearance or approval prior to their commercialization or certain uses in clinical trials. To date, the FDA has required premarket approval of companion diagnostics for oncology therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our corresponding potential future product candidates. The time and cost associated with developing a companion diagnostic may not prove to have been necessary in order to successfully obtain regulatory approvals or market the product.

We may not be successful in our efforts to use and expand our discovery platform to build a pipeline of product candidates and develop and commercialize them.*

A key element of our strategy is to use and expand our discovery platform to build a pipeline of product candidates. Our discovery platform is evolving, and we are only beginning to build a pipeline of potential future product candidates. To date, our research and development efforts have resulted in our discovery of ATRC-101 and earlier stage preclinical assets. Our assets may not advance through research and development and ultimately be safe or effective as a cancer treatment, and we may not be able to develop any product candidates.

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

The market may not be receptive to our potential future product candidates, and we may not generate any revenue from the sale or licensing of our potential product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product. Market acceptance of our potential future product candidates will depend on, among other factors:

◾	the timing of our receipt of any marketing and commercialization approvals;
◾	the terms of any approvals and the countries in which approvals are obtained;
◾	the safety and efficacy of our potential future product candidates;
◾	the prevalence and severity of any adverse side effects associated with our potential future product candidates;
◾	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
◾	relative convenience and ease of administration of our potential future product candidates;
◾	the success of our physician education programs;
◾	the availability of coverage and adequate government and third-party payor reimbursement;
◾	the pricing of our products, particularly as compared to alternative treatments; and
◾	availability of alternative effective treatments for the disease indications our potential future product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

If any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If there are undesirable side effects caused by any potential future product candidate in clinical trials or after receiving marketing approval, our ability to market and derive revenue from the product candidate could be compromised.

Undesirable side effects caused by any potential future product candidate could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. It is likely that there will be side effects associated with the use of any potential future product candidate. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business and financial condition and impair our ability to generate revenues.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

In the event that any of our potential future product candidates receive regulatory approval and we or others identify undesirable side effects caused by one of these products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

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

We will need substantial additional funds to advance development of product candidates and our discovery platform, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our potential future product candidates.*

The development of biopharmaceutical product candidates is capital-intensive. If potential future product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our discovery platform, and we will require significant funds to continue to develop our discovery platform and conduct further research and development, including preclinical studies and clinical trials of potential future product candidates, to seek regulatory approvals for potential future product candidates and to manufacture and market products, if any, that are approved for commercial sale. In addition, we expect to incur additional costs associated with operating as a public company.

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

If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. Because of the numerous risks and uncertainties associated with the development and commercialization of our potential future product candidates and the extent to which we may enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials. To the extent that we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our potential future product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize and future product candidates, if approved.

We do not expect to realize revenue from product sales or royalties from licensed products in the foreseeable future, if at all, and unless and until our potential future product candidates are clinically tested, approved for commercialization and successfully marketed.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we intend to focus our efforts on specific research and development programs, including preclinical development of APN-497444. As a result, we may forgo or delay pursuit of other opportunities, including with potential future product candidates that later prove to have greater commercial potential. For example, prior to August 2023, we were primarily focused on developing our former lead product candidate, ATRC-101, and invested significant resources in that product candidate, but ultimately decided that our limited resources would be better spent on advancing current preclinical ADC candidates, including APN-497444, while preserving core discovery capabilities and so elected to suspend development of ATRC-101. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnership, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We have obtained rights to use human samples in furtherance of our research and development of our potential future product candidates. However, if we fail to obtain appropriate consent or exceed the scope of the permission to use these samples, we may become liable for monetary damages for, obligated to pay continuing royalties for or required to cease usage of the samples.

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

We have entered into, and may in the future enter into, strategic transactions for the research, development and commercialization of certain of our potential future product candidates and former lead product candidate. If any of these transactions are not successful, then we may not be able to capitalize on the market potential of such product candidates. Further, we may not be able to enter into future transactions on acceptable terms, if at all, which could adversely affect our ability to develop and commercialize our potential future product candidates and former lead product candidate, impact our cash position, increase our expense, and present significant distractions to our management.*

From time to time, we have entered into, and may enter into in the future, strategic transactions, such as collaborations, acquisitions of companies, asset purchases, joint ventures and out- or in-licensing of product candidates or technologies. For example, in July 2020, we entered into a collaboration and license agreement with Xencor, and, in August 2023, we announced plans to evaluate out-licensing opportunities and other strategic partner opportunities for ATRC-101, our former lead product candidate. There can be no assurance that we will be able to out-license ATRC-101 on terms that are favorable to us, or at all. Our ability to generate revenue from any of our strategic transactions will depend on our partners’ abilities to successfully perform the functions assigned to them in these transactions. We cannot predict the success of any of our strategic transactions.

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

Our existing and future strategic transactions would entail numerous operational and financial risks, including:

◾	exposure to unknown liabilities;
◾	disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, potential future product candidates or technologies;
◾	incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
◾	higher-than-expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses;
◾	collaborators have significant discretion in determining the efforts and resources they apply to these collaborations, and may not pursue development of any product candidates we may develop or may elect not to continue development programs based on preclinical study results, changes in the collaborator’s strategic focus or other factors that may be beyond our control;
◾	collaborators could independently develop, or develop with third parties, products that may compete directly or indirectly with our potential future product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
◾	potential future product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development or commercialization of our potential future product candidates;
◾	difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business;
◾	disputes may arise between a collaborator and us, including with respect to the ownership of any intellectual property developed pursuant to our collaborations, that cause the delay or termination of the research, development or commercialization of a potential future product candidate, or that result in costly litigation or arbitration that diverts management’s attention and resources;
◾	impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership; and
◾	the inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, any collaborations that we are currently engaged in or transactions we may complete in the future may be subject to the foregoing or other risks and our business could be materially harmed by such transactions. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our potential future product candidates and have a negative impact on the competitiveness of any potential future product candidate that reaches market.

In addition, to the extent that any of our existing or future partners were to terminate a collaboration agreement, we may be forced to independently develop our future product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and maintaining, enforcing and defending intellectual property rights, or, in certain instances, abandon potential future product candidates altogether, any of which could result in a change to our business plan and materially harm our business, financial condition, results of operations and prospects.

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

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our potential future product candidates are based on new technologies and discovery approaches, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients and to treat potential side effects that may result from our potential future product candidates may be significant. Accordingly, our clinical trial costs are likely to be high and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we encounter difficulties enrolling patients in our any future clinical trial, our clinical development activities could be delayed or otherwise adversely affected.*

We may not be able to initiate or continue clinical trials for any potential future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. We may experience difficulties in patient enrollment in any future clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

In addition, our future clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our potential future product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct our future clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Additionally, because some of our clinical trials may be in patients with advanced solid tumors, the patients are typically in the late stages of the disease and may experience disease progression or adverse events independent from our potential future product candidates, making them unevaluable for purposes of the trial and requiring additional enrollment. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our potential future product candidates.

We may not be able to conduct, or contract others to conduct, animal testing in the future, which could harm our research and development activities.

Certain laws and regulations relating to drug development require us to test our potential future product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted or delayed.

Because we may rely on third parties for manufacturing and supply of our potential future product candidates, some of which are or may be sole source vendors, for preclinical and clinical development materials and commercial supplies, our supply may become limited or interrupted or may not be of satisfactory quantity or quality.*

We currently rely on third-party contract manufacturers for our preclinical and future clinical trial product materials and supplies. We do not produce any meaningful quantity of our potential future product candidates for preclinical and clinical development, and we do not currently own manufacturing facilities for producing such supplies. Furthermore, some of our manufacturers may represent our sole source of supplies of preclinical and future clinical development materials. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. For our current and any future sole source third-party manufacturing and supply partners, we may be unable to negotiate binding agreements with them or find replacement manufacturers to support our preclinical and future clinical activities at commercially reasonable terms in the event that their services to us becomes interrupted for any reason. We may not have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or do not timely provide sufficient quantities to us. Establishing additional or replacement vendors, if required, may not be accomplished quickly. Any delays, whether due to public health crises, natural disasters, civil unrest, geopolitical conflict or otherwise, resulting from manufacturing or supply interruptions associated with our reliance on third-party manufacturing and supply partners, including those that are sole source, could impede, delay, limit or prevent our drug development efforts, which could harm our business, result of operations, financial condition and prospects.

The manufacturing process for a product candidate is subject to FDA and other regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our future product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our potential future product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We also expect to rely on third-party manufacturers if we receive regulatory approval for any product candidate. We have existing, and may enter into future, manufacturing arrangements with third parties. We will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for any product candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our potential future product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

Our third-party manufacturers may be unable to successfully scale manufacturing of potential future product candidates in sufficient quality and quantity, which would delay or prevent us from developing product candidates and commercializing approved products, if any.

In order to conduct clinical trials for any potential future product candidates, we will need to manufacture large quantities of these product candidates. We may continue to and currently expect to use third parties for our manufacturing needs. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any potential future product candidate in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale the manufacture of any potential future product candidate in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any potential resulting product may be delayed or not obtained, which could significantly harm our business.

If the market opportunities for our any potential future product candidates, are smaller than we believe they are, our future product revenues may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain types of cancers and tumors that may be able to be treated with antibodies that have been and may in the future be identified by our discovery platform is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition.

Further, there are several factors that could contribute to making the actual number of patients who receive our potential future product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

We face competition from entities that have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do, or if their technologies or product candidates are more effective, our ability to develop and successfully commercialize potential future product candidates may be adversely affected.

The development and commercialization of drugs and therapeutic biologics is highly competitive. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors are often larger and better funded than we are. Our competitors have developed, are developing or will develop product candidates and processes competitive with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that are currently in development or that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immuno-oncology fields. We believe that while our discovery platform, its associated intellectual property, the characteristics of our potential future product candidates and our scientific and technical know-how together give us a competitive advantage in this space, competition from many sources remains.

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

We expect to compete with antibody, biologics and other therapeutic platforms and development companies, including, but not limited to, companies such as Adaptive Biotechnologies Corporation, Neurimmune Holding AG, OncoResponse, Inc., Immunome, Inc., and Vir Biotechnology, Inc. In addition, we expect to compete with large, multinational pharmaceutical companies that discover, develop and commercialize antibodies and other therapeutics for use in treating cancer such as AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc. and Merck & Co., Inc. If any potential future product candidates are eventually approved, they will compete with a range of treatments that are either in development or currently marketed.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any potential future product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such product. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

Any inability to attract and retain qualified key management, technical personnel and employees would impair our ability to implement our business plan.*

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including John A. Orwin, our President and Chief Executive Officer, and Tito A. Serafini, our Chief Strategy Officer and Founder. We have a written employment agreement with each of Mr. Orwin and Dr. Serafini. The loss of one or more members of our executive team, management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We completed a workforce reduction in June 2022 and another workforce reduction in August 2023. Our success is dependent in part upon our ability to attract, develop and retain highly qualified employees, and the reductions in our workforce may have adversely affected, and may adversely affect in the future, the morale of our existing employees, our culture, and our ability to attract and retain employees in the future.

The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our potential future product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Our focus on the development of potential future product candidates will require adequate staffing. We may need to hire and retain new employees to execute our future clinical development and manufacturing plans. We cannot provide assurance that we will be able to hire or retain adequate staffing levels to develop our current and potential future product candidates or run our operations or to accomplish all of our objectives.

We may not realize the expected benefits of our cost-saving initiatives.*

In June 2022, we implemented and announced a corporate reorganization to reduce our expenses and extend our cash runway, including a workforce reduction of over 25%. More recently, in August 2023, we implemented and announced another corporate reorganization of our operations to reduce expenses and extend our cash runway, including a workforce reduction of approximately 40%, suspension of the development of ATRC-101, our former lead product candidate, and wind down of clinical trial activities. We are also evaluating further cost-saving initiatives. If we experience excessive unanticipated inefficiencies or incremental costs in connection with our restructuring activities, such as unanticipated inefficiencies caused by our reduced headcount and excessive charges in connection with the wind down of ATRC-101, we may be unable to realize meaningful cost savings or capitalize on future opportunities. Any of these outcomes could prevent us from meeting our strategic objectives and could have a material adverse impact our business, results of operations and financial condition.

We may experience difficulties in managing our growth and expanding our operations.

We have limited experience in product development. As our potential future product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. We may also experience difficulties in the discovery and development of new potential future product candidates using our discovery platform . In the future, we also may have to manage additional relationships with collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures and secure adequate facilities for our operational needs. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If any of our potential future product candidates is approved for marketing and commercialization in the future and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

We currently have no sales, marketing or distribution capabilities or experience. We will need to develop internal sales, marketing and distribution capabilities to commercialize each potential future product candidate that gains FDA approval, which would be expensive and time-consuming, or enter into partnerships with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market any approved products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business and results of operations could be materially and adversely affected.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize product candidates in foreign markets for which we may rely on partnership with third parties. We will not be permitted to market or promote any product candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval for any product candidate. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of a product candidate, and we cannot predict success in these jurisdictions. If we obtain approval of any of our potential future product candidates and ultimately commercialize any such product candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

Price controls imposed in foreign markets may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure exerted by governments and other stakeholders on prices and reimbursement levels, including as part of cost-containment measures. Political, economic and regulatory developments, in the United States or internationally, may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or future partners may be required to conduct clinical trials or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any potential future product candidate that is approved for marketing in the future is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business and results of operations or prospects could be materially and adversely affected and our ability to commercialize such product candidate could be materially impaired.

Our business entails a significant risk of product liability, and our inability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As we conduct clinical trials of any potential future product candidates, we will be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of antibody treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, our partners or we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our technology and any potential future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.*

Our success depends in part on our ability to obtain and maintain protection for our owned and in-licensed intellectual property rights and proprietary technology. We rely on patents and other forms of intellectual property rights, including in-licenses of intellectual property rights and biologic materials of others, to protect our current or future discovery platform, product candidates, methods used to manufacture our future product candidates, and methods for treating patients using our future product candidates.

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

We own a U.S. patent and patent applications pending before the U.S. Patent and Trademark Office and other national patent offices in connection with ATRC-101 and related antibody variants. We own a pending Patent Cooperation Treaty application and U.S. provisional application relating to APN-497444 and related antibody variants. We also have filed non-provisional patent applications related to other product candidates. However, there is no guarantee that such patent applications will issue as patents, nor any guarantee that issued patents that we have or may obtain will effectively protect ATRC-101, ATRC-497444, or other product candidates or will effectively prevent others from commercializing competitive products.

We have filed and may also file additional provisional patent applications in the United Stated related to our potential future product candidates. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the provisional patent application. If we do not timely file non-provisional patent applications for our potential future provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications.

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

Further, although we make reasonable efforts to ensure patentability of our inventions, we cannot guarantee that all of the potentially relevant prior art relating to our owned or in-licensed patents and patent applications has been found. For example, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, and in some cases not at all. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our discovery platform, our potential future product candidates, or the use of our technologies. We thus cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or in-licensed patents or pending applications, or that we or our licensors were the first to file for patent protection of such inventions. There is no assurance that all potentially relevant prior art relating to our owned or in-licensed patents and patent applications has been found. For this reason, and because there is no guarantee that any prior art search is absolutely correct and comprehensive, we may be unaware of prior art that could be used to invalidate an issued patent or to prevent our owned or in-licensed pending patent applications from issuing as patents. Invalidation of any of our patent rights, including in-licensed patent rights, could materially harm our business.

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

Even if patents do successfully issue and even if such patents cover our current or any future technologies or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any current or future technologies or product candidates that we may develop. Likewise, if patent applications we own or have in-licensed with respect to our development programs and current or future technologies or product candidates fail to issue, if their breadth or strength is threatened, or if they fail to provide meaningful exclusivity, other companies could be dissuaded from collaborating with us to develop current or future technologies or product candidates. Lack of valid and enforceable patent protection could threaten our ability to commercialize current or future products and could prevent us from maintaining exclusivity with respect to the invention or feature claimed in the patent applications. Any failure to obtain or any loss of patent protection could have a material adverse impact on our business and ability to achieve profitability. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as ATRC 101, APN-49744, or any potential future product candidates.

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

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. For example, pursuant to our license agreement with Stanford University, while we direct and are responsible for the preparation, filing, prosecution and maintenance, and, in certain circumstances, enforcement and defense of the patents and patent applications, all of these actions are subject to Stanford University’s final approval. Given Stanford University’s right of final approval, we therefore cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors and future licensors fail to prosecute, maintain, enforce and defend patents we may license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our potential future products or product candidates that is the subject of such licensed rights could be materially adversely affected.

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

Further, we cannot guarantee that we are aware of all of patents and patent applications potentially relevant to our technology or products. We may not be aware of potentially relevant third-party patents or applications for several reasons. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our potential future product candidates or platform technologies could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform, our potential future product candidates or the use of our technologies.

Thus, it is possible that one or more third parties will hold patent rights to which we will need a license, which may not be available on reasonable terms or at all. If such third parties refuse to grant us a license to such patent rights on reasonable terms or at all, we may be required to expend significant time and resources to redesign our technology, potential future product candidates or the methods for manufacturing our potential future product candidates, or to develop or license replacement technology, all of which may not be commercially or technically feasible. In such case, we may not be able to market such technology or potential future product candidates and may not be able to perform research and development or other activities covered by these patents. This could have a material adverse effect on our ability to commercialize our potential future product candidates and our business and financial condition.

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

Our commercial success depends, in part, upon our ability or the ability of our potential future collaborators to develop, manufacture, market and sell our future product candidates and to use our proprietary technologies without infringing, misappropriating or violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

We or our licensors, or any future strategic partners, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our potential future product candidates and technologies, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the United States such as opposition proceedings. In some instances, we may be required to indemnify our licensors for the costs associated with any such adversarial proceedings or litigation. For example, we are obligated under our license agreement with Stanford University to indemnify, hold harmless and defend Stanford University for damages from any claim of any kind arising out of or related to the license agreement with Stanford University. Third parties may assert infringement claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic partners to enforce or otherwise assert their patent rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a material adverse impact on our ability to utilize our discovery platform or to commercialize our future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.

Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our potential future product candidates. If we, or our licensors, or any future strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our discovery platform or potential future product candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

If we or our licensors were to initiate legal proceedings against a third party to enforce a patent covering one of our potential future product candidates or our technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, claiming patent-ineligible subject matter, lack of novelty, indefiniteness, lack of written description, non-enablement, anticipation or obviousness. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome of such invalidity and unenforceability claims is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we or our licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection for one or more of our potential future product candidates or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our potential future product candidates and technologies if competitors or third parties design around such product candidates and technologies without legally infringing, misappropriating or violating our owned or in-licensed patents or other intellectual property rights.

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

Third party intellectual property right holders may also actively bring infringement, misappropriation or violation or other claims alleging violations of intellectual property rights against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our potential future product candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or product candidates that are held to be infringing, misappropriating or otherwise violating third-party intellectual property rights. We might, if possible, also be forced to redesign current or future technologies or product candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our financial condition and results of operations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business. The following examples are illustrative:

◾	others may be able to make compounds or formulations that are similar to our potential future product candidates, but that are not covered by the claims of any patents that we own, license or control;
◾	we or any strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own, license or control;
◾	we or our licensors might not have been the first to file patent applications covering certain of our owned and in-licensed inventions;
◾	others may independently develop the same, similar, or alternative technologies without infringing, misappropriating or violating our owned or in-licensed intellectual property rights;
◾	it is possible that our owned or in-licensed pending patent applications will not lead to issued patents;
◾	issued patents that we own, in-license, or control may not provide us with any competitive advantages, or may be narrowed or held invalid or unenforceable, including as a result of legal challenges;
◾	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
◾	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how; and
◾	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could have a material adverse impact on our business and financial condition.

Risks Related to Government Regulation

Clinical development includes a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

It is impossible to predict when or if any potential future product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of that product candidate in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the development process. The results of preclinical studies and early clinical trials of any of our potential future product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials of any potential future product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Our development programs may be delayed for a variety of reasons, including delays related to:

◾	the FDA or other regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
◾	obtaining regulatory approval to commence a clinical trial;
◾	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
◾	obtaining institutional review board, or IRB, approval at each clinical trial site;
◾	recruiting suitable patients to participate in a clinical trial;
◾	having patients complete a clinical trial or return for post-treatment follow-up;
◾	clinical trial sites deviating from trial protocol or dropping out of a trial;
◾	adding new clinical trial sites; or
◾	manufacturing sufficient quantities of our potential future product candidates for use in clinical trials.

Furthermore, we expect to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our potential future product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our partners, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of any of our potential future product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our potential future product candidates.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize any potential future product candidates.

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

Because any potential future product candidates we are developing may work through mechanisms of action or work against targets with which the FDA has limited early experience, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these product candidates. While we believe these product candidates are regulated as therapeutic biologics that are subject to requirements for review and approval of a Biologics License Application, or BLA, by the FDA, the lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of these product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the potential future product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are seeking approval. Further, we and our potential future partners may never receive approval to market and commercialize any product candidate. Even if we or a potential future partner obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a potential future partner may be subject to post-marketing testing requirements to maintain regulatory approval. If any of our potential future product candidates prove to be ineffective, unsafe or commercially unviable, we may have to re-engineer our potential future product candidates, and our entire pipeline could have little, if any, value, which could require us to change our focus and approach to antibody discovery and development, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Even if we receive regulatory approval for any of our potential future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our potential future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we or potential future partners obtain for any potential future product candidate may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including ‘‘Phase 4’’ clinical trials, and surveillance to monitor the safety and efficacy of such product candidate. In addition, if the FDA or other regulatory authority approves any potential future product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for such product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our potential future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

We may seek an accelerated approval development pathway for our potential product candidates. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our potential future product candidates or additional pricing pressures.

If we or potential future partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could result in significant penalties and affect our ability to develop, market and sell our products and may harm our reputation.

Healthcare providers and third-party payors, among others, will play a primary role in the prescription and recommendation of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, providers and customers, among others, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct our research as well as market, sell and distribute our potential future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. Similar challenges to obtaining coverage and reimbursement for our potential future product candidates, once approved, will apply to our companion diagnostics.

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

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our potential future product candidates obtain regulatory approval.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

◾	variations in the level of expense related to the ongoing development of our potential future product candidates or future development programs;
◾	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;
◾	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;
◾	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
◾	additions and departures of key personnel;
◾	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
◾	if any of our potential future product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;

◾	regulatory developments affecting our potential future product candidates or those of our competitors; and
◾	changes in general market and economic conditions.

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

Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.*

The price of our Class A common stock is likely to be volatile. The market price for our Class A common stock has been, and may continue to be, impacted by many factors, including the other risks described in “Risk Factors” under Part II, Item 1A of this Form 10-Q, including the following:

◾	our ability to advance any potential future product candidates through preclinical studies and clinical trials;
◾	results of preclinical studies and clinical trials of any potential future product candidates, or those of our competitors or potential future partners;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
◾	the success of competitive products or technologies;
◾	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
◾	actions taken by regulatory agencies with respect to our products, clinical trials, manufacturing process or sales and marketing terms;
◾	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
◾	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
◾	developments concerning any future collaborations, including, but not limited to, those with our sources of manufacturing supply and our commercialization partners;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
◾	our ability or inability to raise additional capital and the terms on which we raise it;
◾	the recruitment or departure of key personnel;
◾	our ability to realize the expected benefits of our cost-saving initiatives, including workforce reductions;
◾	changes in the structure of healthcare payment systems;
◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	announcement and expectation of additional financing efforts;
◾	speculation in the press or investment community;
◾	trading volume of our Class A common stock;
◾	sales of our Class A common stock by us or our stockholders;
◾	the concentrated ownership of our Class A common stock;
◾	changes in accounting principles;

◾	political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, terrorist activity and other security concerns in general;
◾	natural disasters and other calamities, including global health epidemics or other contagious diseases; and
◾	general economic, industry and market conditions, including changes in interest rates and inflation.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced, and may continue to experience, extreme volatility that has been often, and may in the future be, unrelated to the operating performance of the issuer. These broad market and industry factors have adversely impacted, and may continue to adversely impact, the market price of our Class A common stock, regardless of our operating performance.

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

We are an ‘‘emerging growth company’’ as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we could still qualify as a ‘‘smaller reporting company,’’ which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile.

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

The price of our Class A common stock may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts for our discovery platform and our potential future product candidates, the development efforts of future partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Not applicable.

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

ATRECA, INC.

Date:	August 10, 2023	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2023	By:	/s/ HERBERT CROSS
Herbert Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)