Form 10-Q
period 2023-09-30
Atreca, Inc.
filed 2023-11-14
CIK 1532346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 32,908,634 shares of Class A common stock, $0.0001 par value per share and 6,715,441 shares of Class B common stock, $0.0001 par value per share, outstanding.

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

Atreca, Inc.

Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,470	$30,819
Investments	7,918	39,676
Prepaid expenses and other current assets	3,305	7,531
Total current assets	24,693	78,026
Property and equipment, net	1,614	37,972
Operating lease right-of-use assets	—	36,056
Deposits and other	35	2,976
Total assets	$26,342	$155,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,062	$1,741
Accrued expenses	9,292	9,681
Operating lease liabilities, current portion	1,281	3,544
Other current liabilities	948	1,327
Total current liabilities	15,583	16,293
Operating lease liabilities, net of current portion	—	60,331
Total liabilities	15,583	76,624
Commitment and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.0001 par value, 650,000,000 shares authorized as of both September 30, 2023 and December 31, 2022; 32,908,634 and 32,351,950 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 50,000,000 shares authorized as of both September 30, 2023 and December 31, 2022; 6,715,441 shares issued and outstanding as of both September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	544,094	535,592
Accumulated other comprehensive loss	(4)	(266)
Accumulated deficit	(533,335)	(456,924)
Total stockholders’ equity	10,759	78,406
Total liabilities and stockholders’ equity	$26,342	$155,030

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Expenses
Research and development	$10,407	$16,045	$36,774	$53,062
General and administrative	5,386	7,247	20,300	23,930
Restructuring and impairment charges	20,856	—	20,856	—
Total expenses	36,649	23,292	77,930	76,992
Interest and other income (expense)
Other income	80	—	243	750
Interest income	354	233	1,276	430
Net other income (expense)	$434	$233	$1,519	$1,180
Loss before income tax expense	(36,215)	(23,059)	(76,411)	(75,812)
Income tax expense	—	—	—	—
Net loss	$(36,215)	$(23,059)	$(76,411)	$(75,812)
Net loss per share, basic and diluted	$(0.92)	$(0.60)	$(1.95)	$(1.97)
Weighted-average shares used in computing net loss per share, basic and diluted	39,354,502	38,720,575	39,202,045	38,434,327

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Loss and Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(36,215)	$(23,059)	$(76,411)	$(75,812)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities	(6)	80	262	(479)
Comprehensive loss	$(36,221)	$(22,979)	$(76,149)	$(76,291)

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Three Months Ended September 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2022	38,591,436	$4	$528,380	$(661)	$(412,520)	$115,203
Issuance of common stock under the Employee Stock Purchase Plan	91,565	—	145	—	—	145
Vesting of restricted stock units	384,390	—	—	—	—	—
Stock-based compensation	—	—	3,884	—	—	3,884
Unrealized gain on available-for-sale debt securities	—	—	—	80	—	80
Net loss	—	—	—	—	(23,059)	(23,059)
Balances at September 30, 2022	39,067,391	$4	$532,409	$(581)	$(435,579)	$96,253

				Accumulated
			Additional	Other		Total
Three Months Ended September 30, 2023	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2023	39,156,584	$4	$541,787	$2	$(497,120)	$44,673
Issuance of common stock under the Employee Stock Purchase Plan	31,924	—	10	—	—	10
Vesting of restricted stock units	435,567	—	—	—	—	—
Stock-based compensation	—	—	2,297	—	—	2,297
Unrealized loss on available-for-sale debt securities	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(36,215)	(36,215)
Balances at September 30, 2023	39,624,075	$4	$544,094	$(4)	$(533,335)	$10,759

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Stockholders' Equity

(in thousands, except share data)

(unaudited)

				Accumulated
			Additional	Other		Total
Nine Months Ended September 30, 2022	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	37,758,797	$4	$514,794	$(102)	$(359,767)	$154,929
Issuance of common stock through "at-the-market" offering, net of underwriter discount and issuance costs	700,000	—	3,509	—	—	3,509
Issuance of common stock upon exercise of options	16,666	—	76	—	—	76
Issuance of common stock under the Employee Stock Purchase Plan	207,538	—	322	—	—	322
Vesting of restricted stock units	384,390	—	—	—	—	—
Stock-based compensation	—	—	13,708	—	—	13,708
Unrealized loss on available-for-sale debt securities	—	—	—	(479)	—	(479)
Net loss	—	—	—	—	(75,812)	(75,812)
Balances at September 30, 2022	39,067,391	$4	$532,409	$(581)	$(435,579)	$96,253

				Accumulated
			Additional	Other		Total
Nine Months Ended September 30, 2023	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	39,067,391	$4	$535,592	$(266)	$(456,924)	$78,406
Issuance of Class A common stock under the Employee Stock Purchase Plan	121,117	—	119	—	—	119
Vesting of restricted stock units	435,567	—	—	—	—	—
Stock-based compensation	—	—	8,383	—	—	8,383
Unrealized gain on available-for-sale debt securities	—	—	—	262	—	262
Net loss	—	—	—	—	(76,411)	(76,411)
Balances at September 30, 2023	39,624,075	$4	$544,094	$(4)	$(533,335)	$10,759

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(76,411)	$(75,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,480	4,081
Amortization of operating right-of-use asset	1,359	1,197
Impairment charges	685	—
Stock-based compensation	8,383	13,708
Amortization of discount or premium on available-for-sale securities	(318)	90
Loss on lease termination	8,768	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,442	(2,133)
Accounts payable	834	(1,671)
Accrued expenses	(1,504)	(2,136)
Other current liabilities	(379)	(236)
Operating lease liabilities	(1,983)	(2,376)
Net cash used in operating activities	(49,644)	(65,288)
Cash Flows from Investing Activities
Purchase of property and equipment	(162)	(739)
Purchase of investments	(16,647)	(60,504)
Proceeds from maturities of investments	48,985	48,442
Net cash provided by (used in) investing activities	32,176	(12,801)
Cash Flows from Financing Activities
Proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan	119	322
Proceeds from exercise of stock options	—	76
Proceeds from issuance of common shares in "at-the-market" equity offering, net of issuance costs	—	3,509
Principal payments on capital lease obligations	—	(4)
Net cash provided by financing activities	119	3,903
Net change in cash, cash equivalents and restricted cash	(17,349)	(74,186)
Cash, cash equivalents and restricted cash, beginning of period	31,934	96,204
Cash, cash equivalents and restricted cash, end of period	$14,585	$22,018

See accompanying notes to the unaudited financial statements.

Atreca, Inc.

Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental Schedule of Non-Cash Investing and Financing Activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$30
Reclassification of fixed assets held-for-sale	$275	$—

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

In August 2023, the Company implemented a reorganization of its operations. As part of the reorganization, the Company undertook cost-saving initiatives, including a workforce reduction of approximately 40% of its employees and the suspension of the development of ATRC-101, its lead product candidate (collectively, the “August 2023 Reorganization”). The total cost related to the workforce reduction was approximately $1.3 million, all of which is cash-based expenditures related primarily to severance payments. The Company recognized substantially all the charges related to the workforce reduction in the quarter ended September 30, 2023.

In September 2023, the Company entered into an Agreement for Modification of Lease and Voluntary Surrender of Premises (the “Lease Modification Agreement”) with ARE-San Francisco No. 63, LLC, a Delaware limited liability company (the “Landlord”), to terminate that certain Lease Agreement dated as of July 17, 2019, as amended by that certain Letter Agreement dated as of August 24, 2020 (the “Lease”), by and between the Company and Landlord, for certain premises located at 835 Industrial Road, San Carlos, California 94070 (the “Premises”) that served as the Company’s headquarters. The term of the Lease was scheduled to expire on April 30, 2033. The Lease Modification Agreement provides that the Lease will terminate on the earlier of (i) April 30, 2024, and (ii) such earlier date that the Landlord elects to terminate the Lease after November 30, 2023, pursuant to certain accelerated termination rights with respect to the Premises. The Company and the Landlord acknowledge and agree that the Company has elected to vacate the Premises as of November 30, 2023. As consideration for the Landlord’s agreement to enter into the Lease Modification Agreement and accelerate the expiration date of the Lease, the Company has agreed to pay a lease modification payment to the Landlord in an amount of $5.1 million. As of September 30, 2023, the Company paid $4.0 million of the lease modification payment. The Company additionally conveyed the ownership of certain assets, including its lab equipment and leasehold improvement, to the Landlord. The net carrying value of the transferred assets was $32.1 million.

Further to the Company’s ongoing reorganization efforts, the Company is devoting substantial time and resources to exploring potential strategic transactions and business alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale of part or all its clinical, preclinical and discovery platform assets, business combination, and/or similar transaction. In November 2023, the Company implemented a further reduction in its workforce while maintaining the necessary support to continue exploring potential strategic transactions and business alternatives (the “November 2023 Reorganization”). Refer to Note 16, Subsequent Events.

Despite devoting significant efforts to identifying and evaluating potential strategic alternatives, there can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company’s board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

Nasdaq Delisting Notification

On September 8, 2023, the Company received a notice from The Nasdaq Stock Market LLC, or Nasdaq,

notifying us that on September 7, 2023, the average closing price of our Class A common stock, $0.0001 par value per share, over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company have 180 calendar days to regain compliance with the Minimum Bid Requirement, or the Grace Period, subject to a potential 180 calendar day extension, as described below. To regain compliance, the closing bid price of the Class A common stock must be at least $1.00 per share for a minimum of ten consecutive business days within the Grace Period.

If the Company does not achieve compliance with the Minimum Bid Requirement by March 6, 2024, the end of the Grace Period, the Company may be eligible for an additional 180 calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. However, if it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company do not meet the other Nasdaq listing standards, Nasdaq could provide notice that the Class A common stock will be subject to delisting. In the event the Company receive notice that the Class A common stock is being delisted, the Company would be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements. The notice has no immediate effect on the listing or trading of the Class A common stock, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other Nasdaq listing standards.

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

Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable.

The Company expects to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding its ability to continue as a going concern for a period of one year after the date of the unaudited financial statements are issued. In August 2023, the Company commenced a reorganization plan to preserve capital and reduce operating costs. The Company has also begun the exploration of strategic alternatives, which may include a merger, sale of part or all its clinical, preclinical and discovery platform assets, business combination, and/or similar transaction. The Company has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. As a result, the Company believes that its existing cash, cash equivalents and investments will only be sufficient to fund its planned operating and capital needs into the first quarter of 2024. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of income and expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates in the financial statements include estimated useful lives of property and equipment, impairment of long-lived assets, accrued expenses, valuation of deferred income tax assets, fair value of available-for-sale debt securities and fair value of options granted under the Company's stock option plan.

Unaudited Interim Financial Statements

The accompanying financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022, and statements of cash flows for the nine months ended September 30, 2023 and 2022. The financial data and the other financial information contained in these notes to the financial statements related to the three-month and nine-month periods ended September 30, 2023 and 2022 are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date.

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

In October, 2022, the Company entered into the Grant Agreement with the Bill & Melinda Gates Foundation under which it was awarded a grant totaling up to $1.2 million for its malaria program. The parties amended the agreement in December 2022 to extend the grant term. During the three months and nine months ended September 30, 2023, the Company recognized $80,000 and $243,000 of income related to the Grant Agreement, respectively, and had $0.9 million of unused funds received recorded as deferred revenue within accrued and other current liabilities. The Company recorded no receivables under service and license agreements as of September 30, 2023 and December 31, 2022.

Collaborations

Historically, we have entered into a number of discovery collaborations as we developed our discovery platform. These collaborations have generally focused on identifying novel antibodies in areas of significant unmet medical need.

In July 2020, the Company entered into a Collaboration and License Agreement with Xencor, Inc. (the “Xencor Agreement”), to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. The Company evaluated the Xencor Agreement under the provisions of ASC 606 and ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. The Company concluded that Xencor, Inc. is not a customer as there are no distinct units of account that are reflective of a vendor-customer relationship or exchange of consideration for the research activities. The Company’s share of any collaboration expense is recognized as a research and development expense on the Company’s statement of operations.

For the cost-sharing related to the research program, the Company will follow the presentation and disclosure guidance of ASC 808, Collaboration Agreements. The Company had a receivable of $180,000 and a payable of $12,000 under the research cost-sharing provision recorded in prepaid and other current assets and accrued expenses, respectively, on the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively.

The Company and Xencor recently elected to terminate the joint program commenced in early 2023.

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

The Company maintained restricted cash of $1.1 million as of both September 30, 2023 and December 31, 2022. These amounts as of September 30, 2023 and December 31, 2022 are included in prepaids and other current assets and deposits and other, respectively, in the accompanying balance sheets and is comprised solely of letter of credit required pursuant to the lease for Company facilities.

The Company’s reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$13,470	$30,819
Restricted cash	1,115	1,115
Cash, cash equivalents and restricted cash shown in the condensed statements of cash flows	$14,585	$31,934

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and other receivables included in prepaid and other current assets. Cash and cash equivalents are held at three financial institutions and were in excess of the Federal Deposit Insurance Corporation insurable limit at September 30, 2023 and December 31, 2022. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows. Additionally, cash and cash equivalents and investments are maintained at brokerage firms for which amounts are insured by the Securities Investor Protection Corporation subject to legal limits. The Company does not require collateral or other security for other receivables.

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

Restructuring and Impairment Charges

During the three months ended September 30, 2023, the Company undertook certain operational and organizational steps in connection with a strategic reorganization plan and related cost-saving measures. These measures included discontinuing the ongoing clinical trial of ATRC-101, modifying the primary premises Lease and reducing overall workforce. Refer to Note 8, Leases and Note 10, Reorganization and Other Charges.

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

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,940	$—	$—	$11,940
U.S. Treasury securities	7,918	—	—	7,918
Total	$19,858	$—	$—	$19,858

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$29,658	$—	$—	$29,658
Certificates of deposit	483	—	—	483
Corporate debt securities	—	1,996	—	1,996
U.S. Treasury securities	37,197	—	—	37,197
Total	$67,338	$1,996	$—	$69,334

The Company utilized the market approach and Level 1 valuation inputs to value its money market funds, certificates of deposit, and U.S. government treasury securities because published fair market values were readily available. The Company measured the fair value of corporate debt securities using Level 2 valuation inputs, which are based on quoted prices and market observable data of similar instruments. As of both September 30, 2023 and December 31, 2022, the remaining contractual maturity of all marketable securities was less than one year.

4.           Cash, Cash Equivalents and Investments

The fair value and the amortized cost of cash, cash equivalents and available-for-sale investments by major security type consist of the following (in thousands):

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash
September 30, 2023	Cost	Gains	Losses	Value	Equivalents	Investment
Cash, cash equivalents and money market funds	$13,470	$—	$—	$13,470	$13,470	$—
Available-for-sale:
U.S. Treasury securities	7,922	—	(4)	7,918	—	7,918
Total	$21,392	$—	$(4)	$21,388	$13,470	$7,918

		Gross	Gross	Estimated	Cash and
	Amortized	Unrealized	Unrealized	Fair	Cash	Short-term
December 31, 2022	Cost	Gains	Losses	Value	Equivalents	Investment
Cash, cash equivalents and money market funds	$30,819	$—	$—	$30,819	$30,819	$—
Available-for-sale:
U.S. Treasury securities	37,458	—	(261)	37,197	—	37,197
Corporate debt securities	1,999	—	(3)	1,996	—	1,996
Certificates of deposit	485	—	(2)	483	—	483
Total	$70,761	$—	$(266)	$70,495	$30,819	$39,676

The Company evaluated the securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company has no intention to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2023.

5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Vendor prepayments and deposits	$1,064	$2,010
Restricted cash deposits	1,115	—
Prepaid insurance	614	1,026
Prepaid facility maintenance fee	—	336
Other receivables	180	3,985
Interest receivables and other current assets	332	174
Total prepaid expenses and other current assets	$3,305	$7,531

6.           Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$6,762	$13,191
Furniture and fixtures	—	1,929
Computer hardware and software	864	1,518
Leasehold improvements	—	37,908
Construction in process	—	178
	7,626	54,724
Less accumulated depreciation and amortization	(6,012)	(16,752)
Total property and equipment, net	$1,614	$37,972

Depreciation and amortization expense was $0.9 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $3.5 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively.

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

In September 2023, as a part of the Company’s 2023 August 2023 Reorganization, the Company identified certain long-lived assets no longer utilized for current or expected future operations. Accordingly, the Company recognized impairment expense of $0.7 million during the nine months ended September 30, 2023. Certain long-lived assets with a carrying value of $0.3 million met the criteria to be classified as held for sale and classified as current assets included in prepaid and other current assets. Additionally, the Company transferred ownership of certain long-lived assets with a carrying value of $32.1 million to the Landlord as additional consideration for the Lease Modification Agreement.

7.           Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation and related benefits	$154	$3,789
Accrued severance expense	4,679	—
License fees	—	3,000
Contract research fees	2,631	2,201
Lease termination fees	1,115	—
Costs to terminate contracts	500	—
Professional fees	153	128
Other	60	563
Total accrued expenses	$9,292	$9,681

8.           Leases

The Company leases its office facilities under a non-cancellable operating lease agreement that expires in April 2033. Under the terms of the leases, the Company is responsible for certain insurance, property taxes and maintenance expenses. The office facilities lease agreements contain scheduled increases over the lease term. The Company was not party to any finance leases as of September 30, 2023.

In September 2023, the Company entered into the Lease Modification Agreement with the Landlord. The Lease Modification Agreement provides that the Lease will terminate on the earlier of (i) April 30, 2024, and (ii) such earlier date that the Landlord elects to terminate the Lease after November 30, 2023 (the “Effective Date”). As consideration for the Landlord’s agreement to enter into the Lease Modification Agreement and accelerate the expiration date of the Lease, the Company has agreed to pay a lease modification payment to the Landlord in the amount of $5.1 million. The Company additionally conveyed the ownership of certain assets, including its lab equipment and leasehold improvements to the Landlord. The net carrying value of the transferred assets was $32.1 million.

As the Effective Date is subsequent to September 30, 2023, the Company accounted for the change as a lease modification that reduced the remaining lease term. Upon the modification, the Company decreased its operating lease liabilities by $60.0 million and right-of-use asset by $34.7 million and the remaining amount was recognized as a gain from lease termination. This gain was offset by the $5.1 million termination fee, $1.5 million other expenses and $32.1 million of the transferred assets paid as additional considerations for the lease termination. The Company recognized a net loss on the lease termination of $12.8 million.

The Company's future lease payments as of September 30, 2023, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company's balance sheets (in thousands, except weighted-average data) are as follows:

Operating
Leases
Periods
2023 - remainder	$1,281
Total lease payments	$1,281
Less: imputed interest	—
Present value of lease liabilities	$1,281

Lease liabilities, current	1,281
Lease liabilities, noncurrent	—
Total lease liabilities	$1,281

Weighted-average remaining lease term (in years)	0.2
Weighted-average discount rate	0.00%

Lease expenses under the Company’s operating leases were $1.5 million for each of the three months ended September 30, 2023 and 2022, and $4.4 million for each of the nine months ended September 30, 2023 and 2022. Variable lease expenses for operating leases were $1.0 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Strategic Financial Advisor

In August 2023, the Company engaged with an advisor to act as the Company’s exclusive strategic financial advisor in connection with a potential strategic transaction including but not limited to an acquisition, merger, business combination or other transaction. Upon the consummation of any such transaction, the Company expects to pay the advisor a success fee. At this time, the Company and the strategic financial advisor have not executed a formal agreement for the advisory services. The Company is unable to estimate the fee associated with the advisory service. During the three and nine months ended September 30, 2023, the Company did not record any expense related to this engagement.

10.           Reorganization and Other Charges

On June 1, 2022, the Company implemented and announced a corporate reorganization of its operations. In connection with the reorganization, the Company undertook a workforce reduction and recorded severance and employee benefits charges of $0.7 million to operating expenses in the quarter ended September 30, 2022. As of September 30, 2023, there was no outstanding liability related to severance and employee benefit charges and does not expect to incur any material additional costs related to the June 2022 reorganization.

The Company’s reorganization plans required management to evaluate matters related to involuntary termination benefits provided pursuant to a benefit arrangement, contract termination costs and the impairment of long-lived assets in accordance with generally accepted accounting principles. The recognition of the Company’s liability for termination benefits is based on contractual agreements and whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether the employee will be retained to render service beyond a minimum retention period. The Company’s contract termination costs represent costs to terminate a contract before the end of its term or costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company and is recognized at fair value when the contract is terminated or the Company ceases using the right conveyed by the contract. The impairment of long-lived assets is based on the fair value of the Company's long-lived asset group as determined by actual sale transactions.

As a result of the reorganization of its operations, the Company incurred the following restructuring and impairment charges, which are recorded in the statements of operations and comprehensive loss:

Three and Nine Months Ended
September 30,
2023
(in thousands)

Employee termination benefits	$5,956
Impairment of property, plant, and equipment	685
Loss on lease termination	12,768
Contract termination costs	1,447
Total reorganization and impairment charges	$20,856

Employee Termination Benefits

Employees affected by the reduction in workforce under the August 2023 Reorganization received involuntary termination benefits that are provided pursuant to a post-employment benefit arrangement. For employees who were notified of their termination and have no requirements to provide future service, the Company recognized the liability for the termination benefits in full at fair value in the period in which they were incurred. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company is recognizing the termination benefits ratably over their future service periods. The Company expects to incur approximately $5.9 million of employee termination benefits expense to implement the reorganization of its operations of which $1.3 million has been paid in the nine months ended September 30, 2023.

The following table shows the liability related to employee termination benefits:

Three and Nine Months Ended
September 30,
2023
(in thousands)
Accrued employee termination benefits beginning balance	$—
Employee termination benefit charges incurred during the period	1,277
Accrued termination benefit estimates	4,679
Amounts paid or otherwise settled during the period	(1,277)
Accrued employee termination benefits as of September 30, 2023	$4,679

Impairment of Property, Plant and Equipment

As a result of the August 2023 Reorganization, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of September 30, 2023. In the third quarter of 2023, the Company tested the recoverability of its asset group using entity-specific undiscounted cash flows. Based on these undiscounted cash flows, the Company concluded the undiscounted future cash flows expected to result from the use and eventual disposition of its long-lived assets were less than the carrying value of the asset group. Therefore, the Company measured the long-lived asset impairment as the amount by which the carrying value of the asset group exceeds its fair value and recorded an impairment of $0.7 million, which was recorded within restructuring and impairment charges on the statements of operations and comprehensive loss. Fair value was estimated based upon internal evaluation of each asset group that includes quantitative analyses of cash flows and available market data. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs.

Additionally, in conjunction with the August 2023 Reorganization, the Company committed to a plan to actively sell specific assets within its asset group, primarily its laboratory equipment. The laboratory equipment met all of the prescribed criteria required to classify it as held for sale. On September 30, 2023, $0.3 million of laboratory equipment and furniture and fixtures was classified as held for sale as current assets on the balance sheet as the disposal was expected to be consummated within one year of the balance sheet date. The sale was completed in October 2023.

Loss on Lease Termination

In September 2023, as part of the August 2023 Reorganization, the Company entered into the Lease Modification Agreement with the Landlord. The Lease Modification Agreement provides that the Lease will terminate on the earlier of (i) April 30, 2024, and (ii) such earlier date that the Landlord elects to terminate the Lease after November 30, 2023 (the “Effective Date”). As consideration for the Landlord’s agreement to enter into the Lease Modification Agreement and accelerate the expiration date of the Lease, the Company has agreed to pay a lease modification payment to the Landlord in the amount of $5.1 million. The Company additionally conveyed the ownership of certain assets, including its lab equipment and leasehold improvements to the Landlord. The net carrying value of the transferred assets was $32.1 million.

Contract Termination Costs

As part of the August 2023 Reorganization, the Company recognized expenses for the termination of vendor contracts before the end of their term and costs that continue to be incurred under certain contracts with no future economic benefit to the Company. The Company recognized these contract termination costs in full in the period in which they no longer held an economic benefit to the Company. During the nine months ended September 30, 2023, the Company incurred $1.4 million of contract termination costs, which it estimates to be the full amount of such costs to be incurred related to the August 2023 Reorganization.

The following table shows the liability related to contract termination costs:

Three and Nine Months Ended
September 30,
2023
(in thousands)
Accrued contract termination costs beginning balance	$—
Contract termination costs incurred during the period	1,448
Amounts paid or otherwise settled during the period	(1,448)
Accrued contract termination costs as of September 30, 2023	$—

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

Sales Agreement

In August 2020, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC (“Cowen”), to issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the

Company’s Class A common stock, having an aggregate offering price of up to $100.0 million (the “2020 ATM”). As of September 30, 2023, the Company issued and sold 1,493,361 shares of its Class A common stock. Cumulative net proceeds from the sales were $7.9 million after deducting underwriting fees of $0.3 million and issuance costs of $0.3 million. During the nine months ended September 30, 2023 and 2022, the Company sold zero and 700,000 shares of its Class A common stock, respectively.

On July 18, 2023, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on August 17, 2023. Pursuant to such registration statement, the Company may offer and sell securities having an aggregate public offering price of up to $300 million (the “2023 ATM”). In connection with the filing of such registration statement, the Company entered into a new at-the-market sales agreement with Cowen to issue and sell through Cowen, acting as the Company’s sales agent and/or principal, shares of the Company’s Class A common stock, having an aggregate offering price of up to $91.5 million. Pursuant to the sales agreement, the Company will pay Cowen a commission rate equal to 3.0% of the gross sales price of any shares of the Company’s Class A common stock sold. To date, the Company has not sold any shares of its Class A common stock under the 2023 ATM.

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

The repricing resulted in incremental stock-based compensation expense of $2.5 million, of which $0.1 million and $0.2 million were expensed during the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $1.7 million were expensed during the nine months ended September 30, 2023 and 2022, respectively. Remaining $0.3 million related to unvested stock option awards will be amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 0.5 years.

Stock Options

Stock option activity under the 2019 Plan, the 2010 Plan and the Inducement Plan is as follow:

	Options Outstanding
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Number	Average	Contractual	Value
	of Shares	Exercise Price	Life (years)	(in thousands)
Balances, December 31, 2022	6,373,534	$3.56	7.3	$2
Granted	2,981,883	1.45
Cancelled	(715,601)	2.94
Balances, September 30, 2023	8,639,816	$2.88	7.4	$—
Vested and expected to vest at September 30, 2023	8,639,816	$2.88	7.4	$—
Exercisable at September 30, 2023	5,213,153	$3.58	6.4	$—
Vested at September 30, 2023	5,213,153	$3.58	6.4	$—

The weighted-average exercise price, weighted-average remaining contractual life and aggregate intrinsic value as of September 30, 2023 reflect the impact of the stock option repricing discussed above. The weighted-average grant date fair value of options granted in the nine months ended September 30, 2023 and 2022 was $1.08 and $1.28, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected life (in years)	6.05	—	5.97	5.88
Volatility	99.1%	—%	87.2%	85.9%
Risk-free interest rate	4.2%	—%	3.8%	3.2%

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

The following table summarizes RSU activity for the nine months ended September 30, 2023:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value per RSU
Unvested Balances, December 31, 2022	330,440	$6.15
RSUs Granted	439,458	1.49
RSUs Vested	(435,567)	4.66
RSUs Cancelled	(86,080)	3.33
Unvested Balances, September 30, 2023	248,251	$1.49

2019 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”) on June 2, 2019, and the Company’s stockholders approved the ESPP on June 7, 2019. During the three months ended September 30, 2023 and 2022, the expense related to the ESPP was $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the expense related to the ESPP was $0.3 million and $0.7 million, respectively. The fair value of each ESPP is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following range of assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	105.1 - 139.7%	88.0 - 96.7%	84.6 - 139.7%	79.0 - 96.7%
Risk-free interest rate	4.9 - 5.5%	3.3 - 3.5%	4.9 - 5.5%	0.6 - 3.5%

The Company recognized $2.3 million and $3.9 million of stock based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $8.4 million and $13.7 million of stock-based compensation expense related to the 2019 Plan, 2010 Plan, and ESPP for the nine months ended September 30, 2023 and 2022, respectively. The compensation expense is allocated on a departmental basis, based on the classification of the option holder, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$968	$1,869	$3,570	$6,576
General and administrative	1,329	2,015	4,813	7,132
	$2,297	$3,884	$8,383	$13,708

No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements and no stock-based compensation costs have been capitalized as property and equipment as of September 30, 2023.

Unrecognized compensation expense as of September 30, 2023 totaled $7.7 million related to non-vested stock options with a remaining weighted-average requisite service period of 1.9 years and $0.3 million related to non-vested RSUs with a remaining weighted-average requisite service period of 1.8 years.

13.          401(k) Plan

The Company has a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Code. Eligible employees may elect to defer a portion of their pretax earnings subject to certain statutory limits. Beginning January 1, 2021, the Company matches 100% up to the first $5,000 contributed by a participant. All matching contributions are immediately vested. Total matching contributions to the 401(k) Plan were zero or de minimus and $0.1 for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

14.          Net Loss Per Share

The following outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options	8,639,816	6,823,018	8,639,816	6,823,018
Unvested restricted stock units	248,251	352,620	248,251	352,620
Common stock warrants	—	49,997	—	49,997
	8,888,067	7,225,635	8,888,067	7,225,635

15.          Related Party Transactions

The Company recorded other income of $80,000 and zero during the three months ended September 30, 2023 and 2022, respectively, and $243,000 and zero during the nine months ended September 30, 2023 and 2022, respectively, under the Grant Agreement and service contracts with a stockholder. The Company had no receivable from the stockholder as of both September 30, 2023 and December 31, 2022.

The Company recorded expense of $0.3 million during each of the three months ended September 30, 2023 and 2022, respectively, and the Company recorded expense of $0.7 million and $0.9 million during the nine months ended September 30, 2023 and 2022, respectively, related to intellectual property and other legal services performed by a related party. An immediate family member of Tito A. Serafini (“Dr. Serafini”), a member of our board of directors and our Chief Strategy Officer, is a partner of the legal service provider. The Company has a payable of $0.1 million and $0.2 million to the related party as of September 30, 2023 and December 31, 2022, respectively.

The Company recorded expense of $0.3 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and the Company recorded expense of $0.7 million and $1.0 million during the nine months ended September 30, 2023 and 2022, respectively, related to legal services performed by a related party. An immediate family member of Dr. Serafini is a partner of the legal service provider. The Company has a payable of $133,000 and $33,000 to the related party as of both September 30, 2023 and December 31, 2022.

The Company recorded research and development expense of $63,000 during each of the three months ended September 30, 2023 and 2022 and $0.2 million during each of the nine months ended September 30, 2023 and 2022, respectively, under consulting agreements with a member of the Company’s board of directors. In September, the Company terminated the consulting agreement between the Company and William Robinson. The Company has a payable of $74,000 to the member of the Company’s board of directors as of both September 30, 2023 and December 31, 2022.

16.Subsequent Events

November 2023 Reorganization

In connection with the Company’s ongoing reorganization efforts, on November 9, 2023, the Company implemented a further reduction in its workforce while maintaining the necessary support to continue exploring potential strategic transactions and business alternatives available to the Company. As part of the November 2023 Reorganization, the Company implemented a further reduction in its workforce of approximately 40% of its then-current employees. The total cost related to the workforce reduction is estimated to be approximately $0.9 million, all of which is cash-based expenditures related primarily to severance payments. The Company recognized substantially all the charges related to the workforce reduction in the quarter ended September 30, 2023. These estimates are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our unaudited financial statements and related notes appearing in Part I, Item I of this Quarterly Report on Form 10-Q and (2) the audited financial statements and the related notes and the discussion in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2023, or the 2022 Form 10-K.

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

Overview

We are a biopharmaceutical company utilizing our differentiated platform to discover and develop novel antibody-based immunotherapeutics to treat a range of solid tumor types. APN-497444 is an Atreca-discovered antibody targeting a novel, tumor-specific glycan, which displays uniform and tumor-selective binding with high target prevalence in colorectal cancer and exhibits compelling preclinical anti-tumor activity and initial safety when weaponized as an antibody-drug conjugate, or ADC.

Reorganization Activities

In August 2023, we implemented a reorganization of our operations. As part of the reorganization, we undertook cost-savings initiatives, including a workforce reduction of approximately 40% of our then-current employees and we suspended the development of ATRC-101, our lead product candidate (collectively, the August 2023 Reorganization). The total costs related to the workforce reduction were approximately $1.3 million, all of which was cash-based expenditures related primarily to severance payments. We recognized substantially all the charges related to the workforce reduction in the quarter ended September 30, 2023.

On November 9, 2023, we implemented a further reduction in our workforce of approximately 40% of our then-current employees while maintaining the necessary support to continue exploring potential strategic transactions and business alternatives focused on maximizing stockholder value as discussed further below, or the November 2023 Reorganization. We estimate that the total costs related to the workforce reduction will be approximately $0.9 million, all of which are cash-based expenditures related primarily to severance payments. We recognized substantially all the charges related to our workforce reductions in connection with the August 2023 Reorganization and November 2023 Reorganization and our estimates for additional reductions pursuant to the ongoing reorganization of our operations in the quarter ended September 30, 2023. These estimates are subject to a number of assumptions and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our workforce reductions.

Preclinical Development Programs

Since the suspension of the development of ATRC-101, we have focused on our preclinical development efforts for our lead-stage oncology programs, including APN-497444 and APN-346958, an Atreca-discovered antibody consisting of a CD3 bispecific T-cell engager against an RNA-binding protein target. As a result of the corporate reorganizations and reduction in research personnel in August and November 2023, we are focused on advancing APN-497444 through preclinical testing. In addition, we and Xencor, Inc. recently elected to terminate the joint program based on APN-346958 that commenced in early 2023.

MAM01/ATRC-501

In October 2021, we entered into a licensing agreement with the Bill & Melinda Gates Medical Research Institute, or Gates MRI, to allow Gates MRI to develop and commercialize MAM01/ATRC-501 for the prevention of malaria in GAVI, the Vaccine Alliance, eligible countries located in malaria-endemic regions of the world, to advance its charitable purposes, or the Grant Agreement. MAM01/ATRC-501 is an engineered version of an antibody that we discovered using our platform that targets the circumsporozoite protein of Plasmodium falciparum, the protozoan that causes the deadliest form of malaria. In the first half of 2023, Gates MRI filed an initial new drug application for MAM01/ATRC-501 with the U.S. Food and Drug Administration. Gates MRI plans to initiate its Phase 1 trial based in the United States in the second half of 2023 followed by a trial in Sub-Saharan Africa. We retain commercial rights in the United States, Europe and parts of Asia, and potential product development opportunities in those regions include prevention of malaria for those traveling to malaria endemic regions.

Strategic Review Process

We are devoting substantial time and resources to exploring potential strategic transactions and business alternatives focused on maximizing stockholder value including, but not limited to, a merger, sale of part or all our clinical, preclinical and discovery platform assets, business combination, and/or similar transaction. In November 2023, we implemented a further reduction in our workforce while maintaining the necessary support to continue exploring potential strategic transactions and business alternatives. We believe that our cash, cash equivalents and investments as of September 30, 2023 will only be sufficient to fund our planned operations and capital needs into the first quarter of 2024.

Despite devoting significant efforts to identifying and evaluating potential strategic alternatives, there can be no assurance that this strategic review process will result in any transaction or that any transaction will be completed on attractive terms or at all. Our board of directors has not approved any definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be successfully consummated or lead to increased stockholder value.

Nasdaq Delisting Notification

On September 8, 2023, we received a notice from The Nasdaq Stock Market LLC, or Nasdaq, notifying us that on September 7, 2023, the average closing price of our Class A common stock, $0.0001 par value per share, over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement, or the Grace Period, subject to a potential 180 calendar day extension, as described below. To regain compliance, the closing bid price of the Class A common stock must be at least $1.00 per share for a minimum of ten consecutive business days within the Grace Period.

If we do not achieve compliance with the Minimum Bid Requirement by March 6, 2024, the end of the Grace Period, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify, we will be required to meet the continued listing requirement for market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other Nasdaq listing standards, Nasdaq could provide notice that the Class A common stock will be subject to delisting. In the event we receive notice that the Class A common stock is being delisted, we would be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements. The notice has no immediate effect on the listing or trading of the Class A common stock, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other Nasdaq listing standards.

Financial Operations Overview

Revenue

We have no products approved for marketing or commercial sale and have never generated any revenue from product sales.

Operating Expenses

Research and Development

Our research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts, salaries, employee benefits and stock-based compensation for personnel contributing to research and development activities, laboratory supplies, outsourced research and development expenses, professional services and allocated facilities-related costs. We expect our research and development expenses will decrease substantially following the August 2023 Reorganization and November 2023 Reorganization.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, human resource, audit and accounting services. We expect our general and administrative expenses will decrease substantially following the August 2023 Reorganization and November 2023 Reorganization.

Interest and Other Income (Expense)

Interest and other income (expense) includes amounts received from partners for research and discovery services and for assignment to other parties of non-core intellectual property, interest income earned on our cash, cash equivalents and investments, interest expense and gains or losses on the periodic disposals of property and equipment.

Results of Operations

Comparison of the Three Months ended September 30, 2023 and 2022

The following table summarizes our results of operations during the respective periods:

	Three Months Ended
	September 30,		Change
	2023	2022	$	%

	(in thousands)
Operating expenses:
Research and development	$10,407	$16,045	$(5,638)	(35)%
General and administrative	5,386	7,247	(1,861)	(26)%
Restructuring and impairment charges	20,856	—	20,856	100%
Total operating expenses	36,649	23,292	13,357	57%
Operating Loss	(36,649)	(23,292)	(13,357)	57%
Other income (expense), net:
Other income	80	—	80	*
Interest income	354	233	121	52%
Total other income, net	434	233	201	*
Net Loss	$(36,215)	$(23,059)	$(13,156)	57%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$2,997	$5,901
Product and other contract services	3,632	5,241
Laboratory supplies and equipment	889	1,604
Consulting, legal and other services	346	400
Facility related	1,826	1,853
Other	717	1,046
Total research and development expenses	$10,407	$16,045

Research and development expenses decreased by $5.6 million, or 35%, during the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a $3.0 million decrease in personnel related expenses due to restructuring and terminations, a $1.6 million decrease in product and preclinical contract services due to the discontinued development of EphA2 and other preclinical programs, and a $0.7 million decrease in laboratory supplies and equipment due to a lower headcount.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Three Months Ended
	September 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$2,269	$4,024
Consulting, legal and other services	1,150	952
Facility related	898	734
Other	1,069	1,537
Total general and administrative expenses	$5,386	$7,247

General and administrative expenses decreased by $1.9 million, or 26%, during the three months ended September 30, 2023 compared to the same period in 2022. The decrease is attributable to a $1.8 million decrease in personnel related expenses due to restructuring and terminations, and a $0.5 million decrease in other expenses attributable to a decrease in D&O insurance premium. This decrease was offset by $0.2 million increase in consulting, legal and other services due to increased corporate legal activities.

Restructuring and Impairment Charges

Three Months Ended
September 30,
2023
(in thousands)

Employee termination benefits	$5,956
Impairment of property, plant, and equipment	685
Loss on lease termination	12,768
Contract termination costs	1,447
Total reorganization and impairment charges	$20,856

During the three months ended September 30, 2023, we recorded charges of $6.0 million, $0.7 million, $12.8 million and $1.4 million related to employee termination benefits, impairment of property, plant and equipment, loss on lease termination and contract termination costs, respectively, implemented in the August 2023 Reorganization and our plan to review strategic alternatives initiated in the fourth quarter of 2023.

In September 2023, we entered into an Agreement for Modification of Lease and Voluntary Surrender of Premises, or the Lease Modification Agreement, with ARE-San Francisco No. 63, LLC, a Delaware limited liability company, or the Landlord, to terminate that certain lease agreement, dated as of July 17, 2019, as amended by that certain letter agreement dated as of August 24, 2020, or the Lease, by and between us and Landlord, for our headquarters located at 835 Industrial Road, San Carlos, California 94070, or the Premises.

The Lease Modification Agreement provides that the Lease will terminate on the earlier of (i) April 30, 2024, and (ii) such earlier date that the Landlord elects to terminate the Lease after November 30, 2023, or the Effective Date. As consideration for the Landlord’s agreement to enter into the Lease Modification Agreement and accelerate the expiration date of the Lease, we agreed to pay a lease modification payment of $5.1 million. We also conveyed the ownership of certain assets, including our lab equipment and leasehold improvements to the Landlord. The net carrying value of the transferred assets was $32.1 million. We have agreed to vacate the Premises as of November 30, 2023.

As the Effective Date of the Lease Modification Agreement was subsequent to September 30, 2023, we accounted for the change as a lease modification that reduced the remaining lease term. Upon the modification, we decreased our operating lease liabilities by $60.0 million and our right-of-use asset by $34.7 million, and the remaining amount was recognized as a gain from lease termination. This gain was offset by the $5.1 million termination fee, $1.5 million other expenses, and $32.1 million of the transferred assets paid as additional considerations for the lease termination.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income increased by $0.1 million during the three months ended September 30, 2023 compared to the same period in 2022 due to the services provided pursuant to the Grant Agreement.

Interest Income

Interest income increased to $0.4 million during the three months ended September 30, 2023 as compared to $0.2 million during the three months ended September 30, 2022 due primarily to an increase in interest rates, partially offset by a decrease in investment balances.

Comparison of the Nine Months ended September 30, 2023 and 2022

The following table summarizes our results of operations during the respective periods:

	Nine Months Ended
	September 30,		Change
	2023	2022	$	%

	(in thousands)
Operating expenses:
Research and development	$36,774	$53,062	$(16,288)	(31)%
General and administrative	20,300	23,930	(3,630)	(15)%
Restructuring and impairment charges	20,856	—	20,856	100%
Total operating expenses	77,930	76,992	938	1%
Operating Loss	(77,930)	(76,992)	(938)	1%
Other income (expense), net:
Other income	243	750	(507)	(68)%
Interest income	1,276	430	846	197%
Total other income, net	1,519	1,180	339	29%
Income tax expense	—	—	—	*
Net Loss	$(76,411)	$(75,812)	$(599)	1%
*	Not meaningful

Research and Development

The following table summarizes our research and development expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$14,131	$20,266
Product and other contract services	9,685	11,832
Laboratory supplies and equipment	3,399	5,669
Consulting, legal and other services	1,106	1,429
Research license fees	—	5,000
Facility related	5,681	5,636
Other	2,772	3,230
Total research and development expenses	$36,774	$53,062

Research and development expenses decreased by $16.3 million, or 31%, during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily attributable to a $6.1 million decrease in personnel related expenses due to restructuring and terminations, a $2.1 million decrease in product and preclinical contract services due to the discontinued development of ATRC-101 and other preclinical programs, a one-time $5.0 million research license fee recognized during the nine months ended September 30, 2022 to perform preclinical research and development of ADCs, and a $2.3 million decrease in laboratory supplies and equipment due to a lower headcount.

General and Administrative

The following table summarizes our general and administrative expenses incurred during the respective periods:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Personnel related (including stock‑based compensation)	$10,383	$13,077
Consulting, legal and other services	3,283	3,747
Facility related	2,325	2,006
Other	4,309	5,100
Total general and administrative expenses	$20,300	$23,930

General and administrative expenses decreased by $3.6 million, or 15%, during the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is attributable to a $2.7 million decrease in personnel related expenses due to restructuring and terminations, a $0.8 million decrease in other expenses attributable to a decrease in D&O insurance premiums and $0.5 million decrease in consulting, legal and other services attributable to a decrease in legal activities related to licensing activities.

Restructuring and Impairment Charges

Nine Months Ended
September 30,
2023
(in thousands)

Employee termination benefits	$5,956
Impairment of property, plant, and equipment	685
Loss on lease termination	12,768
Contract termination costs	1,447
Total reorganization and impairment charges	$20,856

During the three months ended September 30, 2023, we recorded charges of $6.0 million, $0.7 million, $12.8 million and $1.4 million related to employee termination benefits, impairment of property, plant and equipment, loss on lease termination and contract termination costs, respectively, implemented in the August 2023 Reorganization and our plan to review strategic alternatives initiated in the fourth quarter of 2023.

In September 2023, we entered into an Agreement for Modification of Lease and Voluntary Surrender of Premises, or the Lease Modification Agreement, with ARE-San Francisco No. 63, LLC, a Delaware limited liability company, or the Landlord, to terminate that certain lease agreement, dated as of July 17, 2019, as amended by that certain letter agreement dated as of August 24, 2020, or the Lease, by and between us and Landlord, for our headquarters located at 835 Industrial Road, San Carlos, California 94070, or the Premises.

The Lease Modification Agreement provides that the Lease will terminate on the earlier of (i) April 30, 2024, and (ii) such earlier date that the Landlord elects to terminate the Lease after November 30, 2023, or the Effective Date. As consideration for the Landlord’s agreement to enter into the Lease Modification Agreement and accelerate the expiration date of the Lease, we agreed to pay a lease modification payment of $5.1 million. We also conveyed the ownership of certain assets, including our lab equipment and leasehold improvements to the Landlord. The net carrying value of the transferred assets was $32.1 million. We have agreed to vacate the Premises as of November 30, 2023.

As the Effective Date of the Lease Modification Agreement was subsequent to September 30, 2023, we accounted for the change as a lease modification that reduced the remaining lease term. Upon the modification, we decreased our operating lease liabilities by $60.0 million and our right-of-use asset by $34.7 million, and the remaining amount was recognized as a gain from lease termination. This gain was offset by the $5.1 million termination fee, $1.5 million other expenses, and $32.1 million of the transferred assets paid as additional considerations for the lease termination.

Other Income

Other income is comprised of amounts earned from research and discovery services provided to partners under service agreements and assignment to third parties of non-core intellectual property. Other income decreased by $0.5 million during the nine months ended September 30, 2023 compared to the same period in 2022 due to the completion of the services provided to a third party partner.

Interest Income

Interest income increased to $1.3 million during the nine months ended September 30, 2023 as compared to $0.4 million during the nine months ended September 30, 2022 due primarily to an increase in interest rates, partially offset by a decrease in investment balances.

Liquidity and Capital Resources; Plan of Operations

Our Ability to Continue as a Going Concern

As of September 30, 2023, we had cash, cash equivalents and investments of $21.4 million. We have incurred losses since inception and to date have financed our operations primarily through the sale of shares of our capital stock. Our net losses were $36.2 million and $23.1 million for the three months ended September 30, 2023 and 2022, respectively, and $76.4 million and $75.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $533.3f million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future, as we continue to evaluate potential strategic transactions and business alternatives focusing on maximizing stockholder value, which may include, but not be limited to, a merger, sale of part or all our clinical, preclinical and discovery platform assets, business combination, and/or similar transaction.

In accordance with Accounting Standards Codification 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these unaudited financial statements are issued. We believe that our cash, cash equivalents and investments as of September 30, 2023 will only be sufficient to fund our planned operations and capital needs into the first quarter of 2024 and not for a period of at least twelve months from the date of these unaudited financial statements which raises substantial doubt regarding our ability to continue as a going concern.

Accordingly, the accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Sales Agreement

In August 2020, we entered into an at-the-market sales agreement with Cowen and Company, LLC, or Cowen, to issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $100.0 million, or the 2020 ATM. During the three and nine months ended September 30, 2023, we did not sell any shares of our Class A common stock under the 2020 ATM.

In July 2023, we filed with the SEC a shelf registration statement on Form S-3, which was declared effective on August 17, 2023. Pursuant to such registration statement, we may offer and sell securities having an aggregate public offering price of up to $300.0 million. In connection with such registration statement, we entered into a new at-the-market sales agreement with Cowen to issue and sell through Cowen, acting as our sales agent and/or principal, shares of our Class A common stock, having an aggregate offering price of up to $91.5 million, or the 2023 ATM. Pursuant to the sales agreement, we will pay Cowen a commission rate equal to 3.0% of the gross sales price of any shares of our Class A common stock sold. To date, we have not sold any shares of our Class A common stock under the 2023 ATM. Our ability to sell shares of our Class A common stock pursuant to the 2023 ATM and to otherwise issue and sell securities pursuant to our shelf registration statement is currently limited by the SEC’s “baby shelf” rules which limit such sales to a value not to exceed more than one-third of our public float in any 12-month period so long as our public float remains below $75.0 million.

Material Cash Requirements

We expect to continue to incur operating and net losses as well as negative cash flows from operations, and we expect that our cash, cash equivalents and investments of $21.4 million as of September 30, 2023 will only enable us to fund our planned operations and capital needs into the first quarter of 2024. To meet longer operating requirements, including as we continue to explore and pursue strategic transactions and business alternatives, we will need additional capital resources. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our principal operating focus is currently on pursuing a range of strategic alternatives. We believe we have sufficient cash resources, net of estimated transaction costs to complete a strategic transaction. However, the achievement of a strategic transaction and the associated costs and timing thereof, is uncertain and the time, cost and reserves is uncertain so our estimates may prove incorrect.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to, the timing and outcome of our exploration of, and execution upon any, potential strategic transaction or business alternative, the cost of obtaining necessary intellectual property and defending potential intellectual property disputes, realization of the anticipated benefits of our August 2023 Reorganization and November 2023 Reorganization, and the costs of operating as a public company. We expect to primarily finance our cash needs using our existing cash, cash equivalents and investments.

Lease Modification Agreement

In September 2023, we entered into the Lease Modification Agreement with the Landlord. As consideration for the Landlord’s agreement to enter into the Lease Modification Agreement and accelerate the expiration date of the Lease, we agreed to pay a lease modification payment to the Landlord in the amount of $5.1 million. We also conveyed the ownership of certain assets, including our lab equipment and leasehold improvements to the Landlord. The net carrying value of the transferred assets was $32.1 million.

As the Effective Date of the Lease Modification Agreement was subsequent to September 30, 2023, we accounted for the change as a lease modification that reduced the remaining lease term. Upon the modification, we decreased our operating lease liabilities by $60.0 million and right-of-use asset by $34.7 million and the remaining amount was recognized as a gain from lease termination. This gain was offset by the $5.1 million termination fee, $1.5 million other expenses and $32.1 million of the transferred assets paid as additional considerations for the lease termination.

Our future lease payments as of September 30, 2023, which are presented as current portion of operating lease liabilities, and operating lease liabilities, net of current portion on our balance sheet, consist of $1.3 million for the year ending December 31, 2023.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Cash used in operating activities	$(49,644)	$(65,288)
Cash provided by (used in) investing activities	32,176	(12,801)
Cash provided by financing activities	119	3,903
Net increase (decrease) in cash and cash equivalents and restricted cash	$(17,349)	$(74,186)

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, cash used in operating activities was $49.6 million, which consisted of a net loss of $76.4 million, offset by $22.4 million in non-cash charges and a net change of $4.4 million in our net operating assets and liabilities. The non-cash charges consisted of loss on lease termination of $8.8 million, depreciation and amortization of $3.5 million, amortization of right-of-use asset of $1.4 million, impairment charge of $0.7 million and stock-based compensation of $8.4 million. The change in operating assets and liabilities was primarily due to a $7.4 million decrease in prepaid expenses and other current assets attributable to cash receipt of employee retention credit and matured investments and a $0.8 million increase in account payables attributable to the restructuring activity billings, offset by a $1.5 million decrease in accrued expenses attributable to the payment of accrued bonus expenses and the payment of accrued license fees, and a $2.0 million decrease in operating lease liabilities due to amortization.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, cash provided by investing activities of $32.2 million was primarily related to $32.3 million in net maturities of investments.

For the nine months ended September 30, 2022, cash used in investing activities of $12.8 million was primarily related to $12.1 million in net purchase of investments.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, cash provided by financing activities was $0.1 million, which primarily related to $0.1 million of proceeds from our 2019 Employee Stock Purchase Plan, or ESPP, and employee stock option exercises.

For the nine months ended September 30, 2022, cash provided by financing activities was $3.9 million, which primarily related to $3.5 million of proceeds from sales of our Class A common stock pursuant to the 2020 ATM with Cowen, and $0.4 million of proceeds from our 2019 ESPP and employee stock option exercises, respectively.

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

Interest Rate Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks include interest rate sensitivities. We held cash, cash equivalents and investments of $21.4 million and $70.5 million as of September 30, 2023 and December 31, 2022, respectively. We generally hold our cash in interest-bearing money market accounts. Historical fluctuations in interest rates have not been significant for us. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who serves as our Principal Executive Officer and Principal Financial Officer) to allow for timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Our management, including our Chief Executive Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider and read carefully all of the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited financial statements and related notes, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or additional risks and uncertainties not presently known to us, that we currently believe to be immaterial, or others not specified below materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your original investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our Class A common stock. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our 2022 Form 10-K, are set forth below and are unchanged substantively as of September 30, 2023, except for those risks designated by an asterisk (*).

Risk Factor Summary

The success of our business will depend on a number of factors, many of which are beyond our control and involve risks, including but not limited to the following:

Risks Related to our Strategic Review Process

●	We may not be successful in identifying and implementing any strategic transaction or business combination and any such transaction or business combination that we may consummate in the future could have negative consequences.
●	If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
●	If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

Risks Related to Our Business

●	We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future, which could result in a decline in the market value of our Class A common stock.
●	Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development efforts, which would materially and adversely affect our business, financial condition, results of operations and prospects.
●	We cannot be certain that the outcome of our preclinical studies will support the future development of our preclinical programs.
●	Developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.
●	We have obtained rights to use human samples in furtherance of research and development of potential future product candidates. However, if we failed to obtain appropriate consent or exceeded the scope of the permission to use these samples, we may become liable for monetary damages, obligated to pay continuing royalties or required to cease usage of the samples.
●	If third parties on which we have and will continue to rely on to conduct certain preclinical studies do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.
●	If the market opportunities for our any potential future product candidates are smaller than we believe they are, our ability to dispose of such future product candidates in a strategic transaction may be adversely affected and our business may suffer.
●	We may not realize the expected benefits of our cost-saving initiatives.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our technology and future product candidates, or if our intellectual property rights are inadequate, we may not be able to compete effectively.
●	If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for protecting our current or future technologies or product candidates or we could lose certain rights to grant sublicenses.

●	Patent terms may not be able to protect our competitive position for an adequate period of time with respect to our current or future technologies or product candidates.
●	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from protecting our current products.
●	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

Risks Related to Government Regulation

●	We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

Risks Related to Our Class A Common Stock

●	If Nasdaq determines we are a “public shell” company, then Nasdaq could determine to delist our Class A common stock.
●	The price of our Class A common stock currently does not meet the requirements for continued listing on Nasdaq. If we fail to maintain or regain compliance with the minimum listing requirements, our Class A common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our Class A common stock could be adversely affected if our Class A common stock is delisted.
●	Unless our Class A common stock continues to be listed on a national securities exchange, it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.
●	Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.
●	Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Risks Related to our Strategic Review Process

We may not be successful in identifying and implementing any strategic transaction or business combination and any such transaction or business combination that we may consummate in the future could have negative consequences.*

In August 2023, we announced a reorganization of our operations, including suspension of the development of ATRC-101, our lead product candidate. We continue to evaluate potential strategic options, including a merger, sale of part or all our clinical, preclinical and discovery platform assets, business combination or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We have also incurred, and may continue to incur, additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders or make our company less attractive to potential strategic counterparties. Any delays in identifying a potential counterparty will cause our cash balance to continue to deplete, which could make us less attractive as a strategic counterparty. The continued review of our strategic options may also create continued uncertainty for our employees and this uncertainty has adversely affected, and may continue to adversely affect, our ability to retain key employees and to hire new talent necessary to maintain our ongoing operations or to execute additional potential strategic options, which could have a material adverse effect on our business. Potential counterparties in a strategic transaction involving the Company may place minimal or no value on our remaining assets or company attributes.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our strategic plan. Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the Company and our stockholders. However, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, be successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders. In addition, given the recent restructuring of our operations, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.*

The negotiation and consummation of any strategic transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
●	inability to retain key employees; and
●	possibility of future litigation.

Any of the foregoing risks could harm our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.*

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, including if our board of directors determines that no potential transactions or counterparties would be in the best interests of our stockholders, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. Such timing is uncertain and depends on a variety of factors, some of which are not within our control. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.*

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials and discontinuations of clinical programs. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Business

We are a biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future, which could result in a decline in the market value of our Class A common stock.*

We are a biopharmaceutical company with a history of losses. Since our inception, we have devoted substantially all of our resources to research and development, raising capital, building our management team and building our intellectual property portfolio, and we have incurred significant operating losses. As of September 30, 2023, and December 31, 2022, we had accumulated deficits of $533.3 million and $456.9 million, respectively. For the three months ended September 30, 2023 and September 30, 2022, our net losses were $36.2 million and $23.1 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, our net losses were $76.4 million and $75.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. To date, we have not generated any revenue from product sales, and we have not sought or obtained regulatory approval for any product candidate. Furthermore, we do not expect to generate any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to costs in connection with our strategic review process, including the cost of pursuing a potential strategic transaction or business alternative, obtaining necessary intellectual property and defending potential intellectual property disputes, previously announced and/or future potential workforce reductions, and operating as a public company.

Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our drug development efforts, which would materially and adversely affect our business, financial condition, results of operations and prospects.*

In accordance with the accounting guidance related to the presentation of unaudited financial statements, when preparing unaudited financial statements for each interim reporting period, our management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. In making its assessment, our management considered our current financial condition and liquidity sources. We are also exploring strategic alternatives, which may include a merger, sale of part or all our clinical, preclinical and discovery platform assets, business combination, and/or similar transaction. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. As a result, we believe that our existing cash, cash equivalents and investments will only be sufficient to fund our planned operating and capital needs into the first quarter of 2024. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of twelve months from the date of issuance of the unaudited financial statements in this Form 10-Q.

We cannot be certain that the outcome of our preclinical studies will support the future development of our preclinical programs.*

Our preclinical studies may not support further development of our preclinical programs. For example, we are focused on advancing APN-497444, an antibody-drug conjugate, against a novel tumor glycan target through preclinical testing. Negative or inconclusive results from our preclinical studies could lead to a decision or requirement to conduct additional preclinical studies or to abandon a program.

Developing and identifying antibodies using our discovery platform is novel and unproven and may not result in marketable products.*

We believe that our discovery platform may be able to overcome certain key limitations of the current oncology drug discovery paradigm by focusing on an active human anti-tumor immune response that develops over time. However, our scientific research that forms the basis of our efforts to discover product candidates based on our discovery platform is unproven. Further, the scientific evidence to support the feasibility of developing therapeutic antibodies based on our platform has not been established. We may not be correct in our beliefs about the differentiated nature of our platform to competing technologies, and our platform may not prove to be superior.

We have obtained rights to use human samples in furtherance of research and development of potential future product candidates. However, if we failed to obtain appropriate consent or exceeded the scope of the permission to use these samples, we may become liable for monetary damages, obligated to pay continuing royalties or required to cease usage of the samples.

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

If third parties on which we have relied, and will continue to rely, to conduct certain preclinical studies do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed or fail, which would have material and adverse impacts on our business and financial condition.

We have relied, and will continue to rely, on third-party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to conduct, supervise and monitor certain preclinical studies and any clinical trials. For example, ongoing work to advance APN-497444 through preclinical testing is being performed by CROs. Because we intend to rely on these third parties and will not have the ability to conduct certain preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of such preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies, resulting in the preclinical studies being delayed or unsuccessful. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or meet expected deadlines, our development programs could be delayed or fail, or could be otherwise adversely affected.

If the market opportunities for any potential future product candidates are smaller than we believe they are, our ability to dispose of such future product candidates in a strategic transaction may be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from certain diseases that may be able to be treated with antibodies that have been and may in the future be identified by our discovery platform is based on estimates. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States or elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our potential future product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business and financial condition.

Further, there are several factors that could contribute to making the actual number of patients who receive such potential future product candidates less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets.

We may not realize the expected benefits of our cost-saving initiatives.*

In June 2022, we implemented and announced a corporate reorganization to reduce our expenses and extend our cash runway, including a workforce reduction of over 25%. More recently, in August 2023, we implemented and announced another corporate reorganization of our operations to reduce expenses and extend our cash runway, including a workforce reduction of approximately 40%, suspension of the development of ATRC-101, our lead product candidate, and wind down of clinical trial activities. In connection with our ongoing reorganization efforts, in November 2023, we implemented and announced a further reduction in our workforce while maintaining the necessary support to continue exploring potential strategic transactions and business alternatives available to us. As part of the November 2023 Reorganization, we implemented a further reduction in our workforce of approximately 40% of our then-current employees. We are also evaluating further cost-saving initiatives. If we experience excessive unanticipated inefficiencies or incremental costs in connection with our restructuring activities, such as unanticipated inefficiencies caused by our reduced headcount and excessive charges in connection with the wind down of our clinical trial activities, we may be unable to realize meaningful cost savings or capitalize on future opportunities. Any of these outcomes could prevent us from meeting our strategic objectives and could have a material adverse impact our business, results of operations and financial condition.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in significant regulatory sanctions and serious harm to our reputation. For example, individuals conducting the non-interventional clinical studies that we have sponsored through which we obtain antibodies for development into potential antibody-based therapeutics may violate applicable laws and regulations regarding patients’ personal data. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business and financial condition, including the imposition of significant criminal, civil, and administrative fines or other sanctions, such as monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity obligations, reputational harm and the curtailment or restructuring of our operations.

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

In connection with our discovery platform and efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our sample collection process associated with our discovery platform, any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR). Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data may cause a material adverse impact to our reputation and potentially disrupt our business. We may also rely on third-party service providers to host or otherwise process some of our data and that of users, and any failure by such third party to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

We depend on sophisticated information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business.

We rely on information technology systems that we or our third-party vendors operate to process, transmit and store electronic information in our day-to-day operations. The size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption. A successful attack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyber-attacks are becoming more sophisticated and frequent. We have invested in our systems and the protection and recoverability of our data to reduce the risk of an intrusion or interruption, and we monitor and test our systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns. If we or our third-party vendors fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we or our third-party vendors could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for protecting our current technologies or product candidates or we could lose certain rights to grant sublicenses.

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

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from protecting our current products.

As the field of antibody-based immunotherapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, there is uncertainty as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our or our licensors’ intellectual property rights. Even if such rights are not directly challenged, disputes could lead to the weakening of our or our licensors’ intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management, and could have a material and adverse impact on our business, financial condition and prospects.

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

Our business success depends, in part, upon the ability of potential future strategic partners to develop, manufacture, market and sell our future product candidates and to use our proprietary technologies without infringing, misappropriating or violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

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

In addition, we or our licensors may find it necessary to pursue claims or to initiate lawsuits to protect or enforce our owned or in-licensed patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to our owned or in-licensed patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceeding would divert our management’s attention. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Some of our competitors may be able to more effectively to sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with certain such proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on our business.

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

As referenced above, in addition to seeking patent protection for certain aspects of our current technologies and product candidates, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. However, trade secrets and know-how can be difficult to protect. We protect and plan to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants under which they are obligated to maintain confidentiality and to assign their inventions to us. Despite these efforts, we may not obtain these agreements in all circumstances. Moreover, individuals with whom we have such agreements may not comply with their terms. Any of these parties may breach such agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such breaches. We may also become involved in inventorship disputes relating to inventions and patents developed by our employees or consultants under such agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret, or securing title to an employee- or consultant-developed invention if a dispute arises, is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions disfavor or are unwilling to protect trade secrets. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent that competitor from using the technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be materially and adversely harmed.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets or other proprietary information of our employees’ or consultants’ former employers or their clients.

Many of our employees or consultants and our licensors’ employees or consultants were previously employed at universities or biotechnology or biopharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that one or more of these employees or consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation or arbitration may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or may be enjoined from using such intellectual property. Any such proceedings and possible aftermath would likely divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. A loss of key research personnel or their work product could materially harm our business. Even if we are successful in defending against any such claims, litigation or arbitration could result in substantial costs and could be a distraction to management.

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

Our Code of Business Conduct and Ethics mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Risks Related to Our Class A Common Stock

If Nasdaq determines we are a “public shell” company, then Nasdaq could determine to delist of our Class A common stock.*

If Nasdaq determines we are a “public shell,” then it could delist our Class A common stock from trading. The evaluation of whether a listed company is a public shell company is based on a facts and circumstances determination. A Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets may be determined to be a public shell. If Nasdaq makes such a determination, then a reduction in some or all of the following may occur, each of which could harm the holders of our Class A common stock: the liquidity of our Class A common stock; the market price of our Class A common stock; the number of institutional and general investors that will consider investing in our Class A common stock; the number of market makers in our Class A common stock; the availability of information concerning the trading prices and volume of our Class A common stock; and the number of broker-dealers willing to execute trades in our Class A common stock. In addition, there are certain consequences under the Securities Act of being a public shell, including the unavailability of Rule 144 thereunder for the resale of restricted securities, the inability to utilize Form S-8 for the registration of employee benefit plan securities; and the inability to utilize Form S-3 under the “baby shelf” rules applicable to companies with a non-affiliate market capitalization of less than $75 million. Finally, the potential determination that we are a shell company or the prospective loss of our listing on Nasdaq could make us less attractive as a partner in any potential strategic transaction.

The price of our Class A common stock currently does not meet the requirements for continued listing on Nasdaq. If we fail to maintain or regain compliance with the minimum listing requirements, our Class A common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our Class A common stock could be adversely affected if our Class A common stock is delisted.*

The continued listing standards of the Nasdaq require, among other things, that the minimum price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. The bid price of our Class A common stock has recently closed below the minimum $1.00 per share requirement and on September 8, 2023 we received a notification of noncompliance from Nasdaq. In accordance with Nasdaq’s listing rules, we were afforded 180 calendar days to regain compliance with the bid price requirement. In order to regain compliance with the bid price requirement., the bid price of our Class A common stock must close at a price of at least $1.00 per share for a minimum of ten consecutive trading days.

If we fail to regain compliance with the minimum bid price requirement, or if we fail to meet other continued listing requirements in the future, our Class A common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction and would significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our Class A common stock. Delisting could also have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

Unless our Class A common stock continues to be listed on a national securities exchange, it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.*

If we are unable to maintain the listing of our Class A common stock on Nasdaq or another national securities exchange, our Class A common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to the sale. This means that if we are unable to maintain the listing of our Class A common stock on a national securities exchange, the ability of stockholders to sell their Class A common stock in the secondary market could be adversely affected. If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer must also disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

Our stock price may be volatile and purchasers of our Class A common stock could incur substantial losses.*

The price of our Class A common stock is likely to be highly volatile. The market price for our Class A common stock has been, and may continue to be, impacted by many factors, including the other risks described in “Risk Factors” under Part II, Item 1A of this Form 10-Q, including the following:

◾	our ability to identify and consummate a strategic transaction;
◾	inability to obtain additional funding and deterioration of financing conditions in our industry;
◾	our internal restructuring and workforce reduction;
◾	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
◾	the success of competitive products or technologies;
◾	actions taken by regulatory agencies with respect to our product candidates or clinical trials;
◾	market conditions in the pharmaceutical and biotechnology sectors;
◾	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
◾	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
◾	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our Class A common stock, other comparable companies or our industry generally;
◾	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
◾	fluctuations in the valuation of companies perceived by investors to be comparable to us;
◾	speculation in the press or investment community;
◾	trading volume of our Class A common stock;
◾	sales of our Class A common stock by us or our stockholders;
◾	the concentrated ownership of our Class A common stock;
◾	changes in accounting principles;
◾	political, social, and economic instability abroad, including as a result of armed conflict, war or the threat of war, terrorist activity and other security concerns in general;
◾	natural disasters and other calamities, including global health epidemics or other contagious diseases; and

◾	general economic, industry and market conditions, including changes in interest rates and inflation.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced, and may continue to experience, extreme volatility that has been often, and may in the future be, unrelated to the operating performance of the issuer. These broad market and industry factors have adversely impacted, and may continue to adversely impact, the market price of our Class A common stock, regardless of our business.

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

Based on the beneficial ownership of our capital stock as of September 30, 2023, our executive officers and directors, together with holders of 5% or more of our capital stock and their respective affiliates, beneficially owned a significant percentage of our Class A common stock and Class B common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, pursuant to a nominating agreement between us and Baker Brothers Life Sciences L.P. and 667, L.P., or together, Baker Brothers, following the closing of our initial public offering and so long as Baker Brothers together with its affiliates beneficially owns at least 3,333,333 shares of our common stock, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, two individuals designated by Baker Brothers, each a Baker Designee, subject to customary conditions and exceptions, as well as the obligation to invite two board of directors observer designees of Baker Brothers to attend all meetings of our board of directors and all meetings of the committees of our board of directors as a nonvoting observer, if there is no Baker Designee on our board of directors, subject to customary conditions and exceptions. Baker Brothers and its affiliates may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, following the closing of our initial public offering and for the foreseeable future.

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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

For a discussion of the November 2023 Reorganization, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Reorganization Activities” included in Item 2 of Part II of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6.   Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38935	3.1	06/26/19

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38935	3.2	06/26/19

4.1	Amended and Restated Investors' Rights Agreement, dated as of September 5, 2018, by and among the Registrant and certain of its stockholders.	S-1/A	333-231770	4.1	06/10/19

4.2	Form of Warrant to Purchase Shares of Series A Preferred Stock, dated as of August 21, 2015, by and between the Registrant and Warrant holders of the Registrant.	S-1/A	333-231770	4.2	06/10/19

4.3	Form of Class A Common Stock Certificate of the Registrant.	8-K	001-38935	4.1	06/26/19

4.4	Form of Class B Common Stock Certificate of the Registrant.	8-K	001-38935	4.2	06/26/19

10.1	Agreement for Modification of Lease and Voluntary Surrender of Premises, dated as of September 20, 2023, by and between ARE-San Francisco No. 63, LLC and the Registrant.	8-K	001-38935	10.1	09/21/23

10.2	Separation and Consulting Agreement between the Registrant and Herb Cross dated September 18, 2023.	8-K	001-38935	10.2	09/21/23

31.1	Certification of Principal Executive Officer and Principal Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a).					X

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

ATRECA, INC.

Date:	November 14, 2023	By:	/s/ JOHN A. ORWIN
John A. Orwin
President and Chief Executive Officer
(Principal Executive and Financial Officer)